Form 10-Q
period 1996-03-31
RED BRICK SYSTEMS INC
filed 1996-05-03
CIK 1001489

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


                        Commission file number:  0-27310

                            RED BRICK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                            77-0145392
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                                485 Alberto Way
                         Los Gatos, California  95032
         (Address of principal executive offices, including zip code)

                                (408) 399-3200
               (Registrant's Telephone No., including area code)

                        ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                         Yes                 No   X
                             ------             ------

  Although the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the period that the registrant has been required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the Securities and Exchange Commission on January 22, 1996.

As of April 23, 1996, there were 11,110,365 shares of the Registrant's Common Stock outstanding.

- - --------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                     INDEX


PART I.      FINANCIAL INFORMATION                                          PAGE
                                                                            ----

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets
             At March 31, 1996 and December 31, 1995.......................... 3

             Condensed Consolidated Statements of Operations
             For the Three Months Ended March 31, 1996 and 1995............... 4

             Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1996 and 1995............... 5

             Notes to Condensed Consolidated Financial Statements............. 6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................ 8

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.................................20

SIGNATURES....................................................................21

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                            RED BRICK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                           March 31,       December 31,
                                                                             1996             1995
                                                                          -----------      -----------
                                                                           (unaudited)
ASSETS
Current assets:
     Cash & cash equivalents                                               $  18,335        $   2,998
     Short-term investments                                                   17,131                0
     Accounts receivable, net of allowance of $670 and $670                    8,319            5,511
     Prepaid expenses and other current assets                                   172              293
                                                                           ---------        ---------
           Total current assets                                               43,957            8,802
Property and equipment, net                                                    2,419            1,980
Other assets                                                                     193              195
                                                                           ---------        ---------
           Total assets                                                    $  46,569        $  10,977
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to stockholder due within one year                       $      21        $      33
     Accounts payable                                                            334              658
     Accrued expenses                                                          1,536            1,251
     Accrued compensation                                                      1,813            1,258
     Deferred revenue                                                          2,625            2,015
     Capital lease obligations due within one year                               981              974
                                                                           ---------        ---------
           Total current liabilities                                           7,310            6,189
                                                                           ---------        ---------
Capital lease obligations                                                      1,181            1,068
                                                                           ---------        ---------
Stockholders' equity:
     Preferred stock, $.0001 par value:
         Authorized shares -- 2,000,000 -- none issued                          --               --
     Convertible preferred stock, $.0001 par value;
         Authorized shares -- 10,000,000
         Issued and outstanding shares -- 0 and 5,863,242                       --                  1
     Common stock, $.0001 par value:
         Authorized shares -- 20,000,000
         Issued and outstanding shares --  11,110,365 and 2,555,721                1                1
     Additional paid in capital                                               50,194           16,270
     Accumulated deficit                                                     (11,891)         (12,325)
     Deferred compensation                                                       (46)             (49)
     Notes receivable from stockholders                                         (180)            (178)
                                                                           ---------        ---------
           Total stockholders' equity                                         38,078            3,720
                                                                           ---------        ---------
           Total liabilities and stockholders' equity                      $  46,569        $  10,977
                                                                           =========        =========

    See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)


                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                1996             1995
                                              --------         -------
Revenues:
 Software license                             $  5,285         $ 3,076
 Maintenance and service                         1,229           1,151
                                              --------         -------
   Total revenues                                6,514           4,227
                                              --------         -------

Cost of revenues:
 Software license                                  264             116
 Maintenance and service                           457             272
                                              --------         -------
   Total cost of revenues                          721             388
                                              --------         -------

Gross margin                                     5,793           3,839
                                              --------         -------

Operating expenses:
 Sales and marketing                             3,497           2,336
 Research and development                        1,505           1,111
 General and administrative                        559             280
                                              --------         -------
   Total operating expenses                      5,561           3,727
                                              --------         -------

Income from operations                             232             112

Interest and other income                          319              13
Interest expense                                   (69)            (54)
                                              --------         -------
Income before provision for income taxes           482              71
Provision for income taxes                         (48)            (28)
                                              --------         -------

Net income                                    $    434         $    43
                                              ========         =======


Net income per share                          $   0.04         $  0.00
                                              ========         =======


Shares used to compute net income per share     12,254           8,953
                                              ========         =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      -------------------------
                                                                         1996             1995
                                                                      ---------         -------
Cash flows from operating activities:
  Net income                                                          $     434         $    43
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                          300             175
     Changes in assets and liabilities:
        Accounts receivable                                              (2,808)            705
        Prepaid expenses and other current assets                           121              21
        Accounts payable                                                   (324)            (39)
        Accrued expenses and compensation                                   843             125
        Deferred revenue                                                    610             458
                                                                      ---------         -------
          Net cash provided by (used in) operating activities              (824)          1,488
                                                                      ---------         -------

Cash flows from investing activities:
  Purchases of short-term investments                                   (18,231)           --
  Proceeds from sales of short-term investments                           1,100            --
  Acquisition of property and equipment                                    (487)           (268)
  Deposits and other assets                                                 (27)             14
                                                                      ---------         -------
          Net cash used in investing activities                         (17,645)           (254)
                                                                      ---------         -------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                            33,924             113
  Payment on notes receivable                                                 2             (64)
  Payment on notes payable to stockholders                                  (12)           --
  Principle payments on capital lease obligations                          (108)             69
                                                                      ---------         -------
          Net cash provided by financing activities                      33,806             118
                                                                      ---------         -------

Net increase in cash and cash equivalents                                15,337           1,352

Cash and cash equivalents at beginning of year                            2,998           1,958
                                                                      ---------         -------
Cash and cash equivalents at end of year                              $  18,335         $ 3,310
                                                                      =========         =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation
   ---------------------

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430). The consolidated results of operations for the period ended March 31, 1996, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Initial Public Offering
   -----------------------

  On January 26, 1996, the Company completed its initial offering and issued 2,070,000 shares of its common stock to the public at a price of $18.00 per share. The Company received approximately $33.9 million of cash, net of underwriting discounts, commissions, and other offering costs paid to date. Upon completion of the offering, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock (a total of approximately 5,863,000 shares) were converted into shares of Common Stock on a one-for-one basis.

3. Net Income Per Share
   --------------------

  Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the Common Stock issuable upon the conversion of convertible Preferred Stock (using the if-converted method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations include all common and common equivalent shares issued within the twelve months prior to the filing date as if they were outstanding for all periods presented prior to the filing date using the treasury stock method.

4. Cash, Cash Equivalents, and Short-Term Investments
   --------------------------------------------------

  The Company classifies all of its investments as "available-for-sale," in accordance with the provisions of Statement No. 115 of the Financial Accounting Standards Board entitled "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value. Differences between cost and fair value of investments at March 31, 1996, were not material. The Company deems all investments to be available to meet current working capital requirements.

The following is a summary of the Company's investments at March 31, 1996.

                                                     Estimated
                                                        Fair
(In Thousands)                                         Value
- - -------------------------------------------          ----------
March 31, 1996
Money Market                                         $      321
Auction rate preferred stock                              1,000
Bankers notes and acceptances                             3,793
Corporate bonds and notes                                 8,234
Commercial paper                                         16,409
Government debt securities                                2,001
                                                     ----------
    Total investments                                $   31,758
                                                     ==========


The following is a reconciliation of the Company's investments to the balance sheet classifications:


                                                     Estimated
                                                        Fair
(In Thousands)                                         Value
- - -------------------------------------------          ----------
March 31, 1996
Cash equivalents                                     $   14,627
Short-term investments                                   17,131
                                                     ----------
    Total investments                                $   31,758
                                                     ==========



At March 31, 1996, $29,705,000 of the investments were due in one year or less with the remainder due from one to three years.

                            RED BRICK SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430).

RESULTS OF OPERATIONS

Revenues

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Software license revenues are derived from product licensing fees, while maintenance and service revenues are derived from maintenance support services, training, consulting and development agreements. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the contract. Consulting and training revenues are recognized at the time the service is performed. The Company has entered into several software development and license agreements with third parties. Revenue under software development agreements is recognized using the percentage-of-completion method based on the ratio that incurred costs bear to total estimated costs.
The Company's license agreements generally do not provide a right of return. However, reserves are maintained for potential credit losses. The Company has entered into an agreement with Red Brick Capital, a non-affiliated leasing group, to provide customers with financing options for Red Brick Warehouse software and service.

  Total Revenues. Total revenues were $6.5 million and $4.2 million for the quarters ended March 31, 1996 and 1995, respectively, representing an increase of 54.1%.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. Revenues from software licenses were $5.3 million, or 81.1% of total revenues, and $3.1 million, or 72.8% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively. This represents an increase of 71.8%. The increase in software license revenues was attributable to increases in the number of units sold, as well as overall average increases in the unit prices of products sold by the Company. The Company intends to continue to enhance its current software products, as well as to develop new products. The Company expects that prior growth rates of the Company's software license revenues will not be sustainable in the future.

  Maintenance and Service Revenues. Maintenance and service revenues were $1.2 million, or 18.9% of total revenues, compared with $1.2 million, or 27.2% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively.

  For the quarter ended March 31, 1996, sales to Tandy Corporation accounted for 20% of total revenues. For the quarter ended March 31, 1995, sales to Unisys, a reseller of the Company's products, accounted for 35% of total revenues and sales to AT&T accounted for 19% of total revenues. No other customer or reseller accounted for more than 10% of the Company's revenues during the periods indicated. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Except for sales to Unisys, the Company's indirect channels have accounted for limited revenue to date. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate license revenues. There can be no assurance that the Company will be able to attract distributors, VARs and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs or system integrators could adversely affect the Company's results of operations. In addition, if the Company is successful in selling its products through this channel, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

  The Company's international revenues for the quarters ended March 31, 1996 and 1995, were immaterial. The Company intends to continue to expand its international operations and enter additional international markets.

Cost of Revenues

  Cost of Software License Revenues. Cost of software license revenues consists primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. Cost of software license revenues was $264,000 and $116,000 for the quarters ended March 31, 1996 and 1995, respectively, representing 5.0% and 3.8% of the related software license revenues for each quarter, respectively. The increase in the dollar amount of cost of software license revenues reflects the higher volume of product shipped.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenues was $457,000 and $272,000 for the quarters ended March 31, 1996 and 1995, respectively, representing 37.2% and

23.6% of the related maintenance and service revenues for each quarter, respectively. Cost of maintenance and service revenues for the quarter ended March 31, 1996, increased significantly over such costs for the quarter ended March 31, 1995, as a result of increased personnel-related costs as the Company continued to expand its customer service organizations to support an increase in sales. The Company believes that cost of maintenance and service revenues will increase in dollar amounts and may increase as a percentage of such revenues in the future as the Company continues to build its customer service organization.

Operating Expenses

  Total operating expenses were $5.6 million and $3.7 million, or 85.4% and 88.2% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs, including sales commissions, of all personnel involved in the sales process, as well as promotional expenses, including advertising, public relations, seminars, and trade shows. Sales and marketing expenses were $3.5 million and $2.3 million, or 53.7% and 55.3% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively. The increase in dollar amount in sales and marketing expenses was primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The Company believes that such expenses will increase in dollar amount in the future as the Company expands its sales and marketing activities.

  Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, and depreciation of development equipment. Research and development expenses were $1.5 million and $1.1 million, or 23.1% and 26.3% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively. The increase in dollar amounts in research and development expenses were primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amount in the future.

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of March 31, 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying consolidated statements of operations.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance and general management, as well as insurance and professional expenses. General and administrative expenses were $559,000 and $280,000, or 8.6% and 6.6% of total revenues, for the quarters ended March 31, 1996 and 1995, respectively. The increase in dollar amount and as a percentage of total revenues in general and administrative expenses was primarily attributable to hiring of additional personnel. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company continues to expand its staffing and to incur costs associated with operating as a public company.

Interest and Other Income and Interest Expense

  Interest and other income primarily represents interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income increased from $13,000 for the quarter ended March 31, 1995, to $319,000 for the quarter ended March 31, 1996, due to investing of proceeds received from the Company's initial public offering. The Company's interest expense was $69,000, and $54,000, for the quarters ended March 31, 1996 and 1995, respectively.

Provision for Income Taxes

  The effective tax rates for the three months ended March 31, 1996 and 1995, were 10% and 40%, respectively. The projected effective tax rate for 1996 is expected to be less than 1995 due to the reduction in domestic alternative minimum taxes relative to pre-tax book income. Both the 1996 and 1995 effective tax rates are attributable to domestic alternative minimum taxes and foreign taxes. The effective tax rate for 1996 is expected to differ from the federal statutory tax rate of 34% primarily due to the utilization of net operating loss carryforwards, offset by adjustments of the valuation allowance, alternative minimum taxes and foreign taxes. As of December 31, 1996 and 1995, the Company had federal and state net operating loss carryforwards of approximately $6.9 million and $2.1 million, respectively, and federal and state research credit carryforwards of $290,000 and $167,000, respectively. These carryforwards will expire from 1998 to 2009.

  Utilization of approximately $1.1 million of net operating losses is limited to approximately $100,000 per year due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. Future changes of ownership could result in additional limitations in the Company's ability to utilize the net operating loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  In January 1996, the Company completed its initial public offering and its Common Stock began trading on the NASDAQ National Market under the symbol REDB. The Company sold 2,070,000 shares of its Common Stock in the offering and generated approximately $34.7 million of cash, net of underwriting discounts and commissions.

  For the three months ended March 31, 1996, $824,000 of cash was used in operations, while in the same quarter in 1995, $1.5 million of cash was provided by operations. For the three months ended March 31, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable, a decrease in accrued expenses and compensation, a decrease in deferred revenue, and a decrease in accounts payable, offset by net income. For the three months ended March 31, 1995, net cash provided by operations was primarily from a decrease in accounts receivable, an increase in deferred revenue and accrued expenses, a decrease in depreciation and amortization, partially offset by a decrease in accounts payable and net income.

  For the three months ended March 31, 1996, the Company's investing activities consisted of purchases of investment grade, interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $487,000 in the period, compared to $268,000 in the three months ended March 31, 1995. The Company's 1995 investing activities consisted primarily of purchases of computer workstations and file servers for the Company's growing employee base. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its equipment.

  At March 31, 1996, the Company had $35.5 million in cash, cash equivalents, and short-term investments, and $36.6 million of working capital. The Company also has available a $2.0 million bank line of credit agreement that expires on May 30, 1996, is secured by the assets of the Company and permits borrowings of 80% of eligible accounts receivable. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of the invoice (excluding foreign, government, contra and intercompany accounts and excluding accounts in which more than 50% of the account is outstanding more than 90 days from the invoice date). There were no borrowings outstanding under the line of credit, although the Company could have borrowed $2.0 million.

  The Company believes that its current cash balance, its credit facility, and the cash flow provided by operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430).

  Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of March 31, 1996, the Company had an accumulated deficit of $11.9 million. Although the Company has had seven consecutive quarters of profitability, this profitability has been marginal and there can be no assurance that the Company will remain profitable on a quarterly basis or achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past, and may in the future, vary significantly depending on factors such as increased competition, the size and timing of significant orders, the timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, the mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse.
As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products during the quarters ending in June and December and weaker demand in the quarters ending in March and September. The Company believes this pattern will continue.

  Competition.  The market for the Company's products is intensely competitive
and subject to rapid change.   The Company primarily encounters competition from
large, public companies, including Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), International Business Machines Corporation ("IBM") and AT&T Global Information Systems ("AT&T GIS"). In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Dependence on Continued Growth of the Data Warehouse Market. Although demand for data warehouse software has grown in recent years, the market is still emerging. The Company's future financial performance will depend to a large extent on continued growth in the number of organizations adopting data warehouses. There can be no assurance that the market for data warehouses will continue to grow. If the data warehouse market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected.

  Product Concentration. Substantially all of the Company's revenues have been attributable to sales of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a material adverse effect on sales of other Company products that may be sold to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

  Dependence on New Products and Rapid Technological Change. The market for the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected.

  Customer Concentration. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Risk of Product Defects. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered post-production software errors in certain of its new products. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company intends to hire a significant number of additional sales and technical personnel in 1996 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS and the differences in on-line transaction processing systems from data warehouse systems, the Company has in the past, and expects to continue in the future, to experience a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1994, 1995, and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

  Management of Changing Business. The Company has recently experienced a period of significant growth in revenues that has placed a serious strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems, and procedures.
The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implement new systems as necessary, and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results, and financial condition.

  Expansion of Indirect Channels. An integral part of the Company's strategy is to develop a channel of distributors, value added resellers ("VARs"), and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. Except for sales to Unisys, the Company's indirect channels have accounted for limited revenue to date. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

  International Operations. The Company's international revenues in the first quarter of 1996 and 1995 accounted for less than 10% of total revenues during such periods. The Company intends to continue to expand its international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, or financial condition. In order to expand international sales successfully in 1996 and subsequent periods, the Company must establish additional foreign operations, hire additional personal, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

  Limited Protection of Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company has not been notified that the Company's products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November 1997, or if the Company is unable to renew the agreement in November 1997, the Company will have to develop alternative technology or license alternative technology from another source. There can be no assurance that the Company will be able to renew the agreement, develop alternative technology, or license alternative technology from an alternative source on a timely basis. If the Company does not renew the agreement, develop such technology, or license such technology from another source prior to the termination of its arrangement with Sybase, the Company's business, operating results, and financial condition could be materially adversely affected.

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced product liability claims to date, the license and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results, and financial condition.

  Potential Volatility of Stock Price. The trading price of the Company's Common Stock is highly volatile and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. The trading prices of many high technology companies' stocks are at or near their historic highs and reflect price/earnings ratios substantially above historic norms. There can be no assurance that these trading prices and price/earnings ratios will be sustained. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

  Shares Eligible for Future Sale. The 2,070,000 shares of Common Stock purchased in the Company's initial public offering are not restricted and are freely tradable. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of this effective date of the Company's Registration Statement on Form S-1 without the prior written consent of Morgan Stanley & Co. Incorporated. Such lock-up period is due to expire on July 22, 1996. As a result of these restrictions, based on shares outstanding as of March 31, 1996, the following shares of Common Stock will be eligible for future sale. An additional 8,627,144 shares will be eligible for sale on July 22, 1996, and an additional 413,221 shares will be eligible for sale in September and October 1997. The Company registered on a registration statement on Form S-8 on January 22, 1996, a total of 500,000 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan and a total of 1,968,000 shares of Common Stock subject to outstanding options or reserved for issuance under the Company's 1995 Stock Option Plan. If such holders sell in the public market, such sales could have a material adverse effect on the market price for the Company's Common Stock. Morgan Stanley & Co. Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 11.1 Statement Regarding Computation of Earnings Per Share

          (b) Exhibit 27 Financial Data Schedule

          (c) Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

RED BRICK SYSTEMS, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 1, 1996               RED BRICK SYSTEMS, INC.
                                      (Registrant)



                                 By:  /s/ Robert C. Hausmann
                                      -------------------------------
                                      Robert C. Hausmann
                                      Vice President, Finance and Administration
                                      (Duly authorized officer and principal
                                      financial and accounting officer)