Form 10-Q
period 1996-06-30
RED BRICK SYSTEMS INC
filed 1996-08-02
CIK 1001489

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes     X      No
                                      ---         ---

As of July 26, 1996, there were 11,118,276 shares of the Registrant's Common Stock outstanding.

================================================================================

                            RED BRICK SYSTEMS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           At June 30, 1996 and December 31, 1995.........................  3

         Condensed Consolidated Statements of Income
           For the Three Months and Six Months Ended
           June 30, 1996 and 1995.........................................  4

         Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1996 and 1995................  5

         Notes to Condensed Consolidated Financial Statements.............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 20


SIGNATURES................................................................ 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            RED BRICK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              1996           1995
                                                                          -----------    ------------
                                                                          (unaudited)
                                ASSETS
Current assets:
       Cash and cash equivalents                                          $    16,277    $      2,998
       Short-term investments                                                  18,892              --
       Accounts receivable, net of allowance of $724 and $670                   8,854           5,511
       Prepaid expenses and other current assets                                  605             293
                                                                          -----------    ------------
                     Total current assets                                      44,628           8,802
Property and equipment, net                                                     2,628           1,980
Other assets                                                                      209             195
                                                                          -----------    ------------
                           Total assets                                   $    47,465    $     10,977
                                                                          ===========    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Note payable to stockholder                                        $         8    $         33
       Accounts payable                                                           242             658
       Accrued expenses                                                         3,537           1,251
       Accrued compensation                                                       611           1,258
       Deferred revenue                                                         2,989           2,015
       Capital lease obligations due within one year                            1,004             974
                                                                          -----------    ------------
                     Total current liabilities                                  8,391           6,189
                                                                          -----------    ------------
Capital lease obligations                                                         918           1,068
                                                                          -----------    ------------
Stockholders' equity:
       Preferred stock, $.0001 par value;  2,000,000 shares authorized;
          no shares outstanding                                                    --              --
       Convertible preferred stock, $.0001 par value;  10,000,000 shares authorized;  0 and 5,863,242 shares issued and
          outstanding                                                              --               1
       Common stock, $.0001 par value;  20,000,000 shares authorized;
          11,110,912 and 2,555,721 shares issued and outstanding                    1               1
       Additional paid in capital                                              50,068          16,269
       Accumulated deficit                                                    (11,699)        (12,325)
       Deferred compensation                                                      (42)            (49)
       Notes receivable from stockholders                                        (177)           (177)
       Unrealized gains on marketable securities                                    5              --
                                                                          -----------    ------------
                     Total stockholders' equity                                38,156           3,720
                                                                          -----------    ------------
                           Total liabilities and stockholders' equity     $    47,465    $     10,977
                                                                          ===========    ============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data; unaudited)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                           ---------------------------    ----------------------------
                                              1996              1995         1996              1995
                                           ---------         ---------    ----------         ---------
Revenues:
   Software license                        $   6,461         $   3,767    $   11,746         $   6,843
   Maintenance and service                     1,569             1,225         2,798             2,376
                                           ---------         ---------    ----------         ---------
       Total revenues                          8,030             4,992        14,544             9,219
                                           ---------         ---------    ----------         ---------

Cost of revenues:
   Software license                              198               187           462               303
   Maintenance and service                       603               368         1,060               640
                                           ---------         ---------    ----------         ---------
       Total cost of revenues                    801               555         1,522               943
                                           ---------         ---------    ----------         ---------

           Gross margin                        7,229             4,437        13,022             8,276
                                           ---------         ---------    ----------         ---------

Operating expenses:
   Sales and marketing                         4,711             2,514         8,208             4,850
   Research and development                    1,423             1,282         2,928             2,393
   General and administrative                    742               509         1,301               789
   In-process technology                         500                --           500                --
                                           ---------         ---------    ----------         ---------
       Total operating expenses                7,376             4,305        12,937             8,032
                                           ---------         ---------    ----------         ---------

           Income (loss) from operations        (147)              132            85               244


Interest and other income                        445                18           764                31
Interest expense                                 (84)              (58)         (153)             (112)
                                           ---------         ---------    ----------         ---------
   Income before provision for
     income taxes                                214                92           696               163
Provision for income taxes                        22                38            70                66
                                           ---------         ---------    ----------         ---------
       Net income                          $     192         $      54    $      626         $      97
                                           =========         =========    ==========         =========

Net income per share                       $    0.01         $    0.01    $     0.05         $    0.01
                                           =========         =========    ==========         =========
Shares used to compute
   net income per share                       12,881             9,691        12,567             9,322
                                           =========         =========    ==========         =========



See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                    --------------------------------------------
                                                                        1996                             1995
                                                                    -----------                        ---------
Cash flows from operating activities:
   Net income                                                       $       626                        $      97
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                      647                              393
         Changes in assets and liabilities:
            Accounts receivable                                          (3,343)                             742
            Prepaid expenses and other current assets                      (312)                              46
            Accounts payable                                               (416)                             121
            Accrued expenses and compensation                             1,646                              523
            Deferred revenue                                                974                              256
                                                                    -----------                        ---------
              Net cash provided by (used in) operating activities          (178)                           2,178
                                                                    -----------                        ---------
Cash flows from investing activities:
   Purchases of short-term investments                                  (27,335)                              --
   Proceeds from sales of short-term investments                          8,443                               --
   Acquisition of property and equipment                                   (910)                             (52)
   Deposits and other assets                                                (14)                             (20)
                                                                    -----------                        ---------
              Net cash used in investing activities                     (19,816)                             (72)
                                                                    -----------                        ---------

Cash flows from financing activities:
   Proceeds from issuance of stock, net                                  33,798                              275
   Advances to stockholders - net                                            --                              (53)
   Payment on notes payable to stockholders                                 (25)                             (23)
   Principle payments on capital lease obligations                         (505)                            (326)
   Unrealized gains on marketable securities                                  5                               --
                                                                    -----------                        ---------
              Net cash provided by (used in) financing activities        33,273                             (127)
                                                                    -----------                        ---------
Net increase in cash and cash equivalents                                13,279                            1,979

Cash and cash equivalents at beginning of period                          2,998                            1,958
                                                                    -----------                        ---------
Cash and cash equivalents at end of period                          $    16,277                        $   3,937
                                                                    ===========                        =========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment acquired under capital lease financings      $       385                        $     421


See accompanying notes to Condensed Consolidated Financial Statements.

                            RED BRICK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430). The consolidated results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1996. The December 31, 1995, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Initial Public Offering
     -----------------------

     On January 26, 1996, the Company completed its initial public offering and its Common Stock began trading on the NASDAQ National Market under the symbol REDB at a price of $18.00 per share. The Company sold 2,070,000 shares in the offering and generated approximately $33.9 million of cash, net of underwriting discounts, commissions, and other offering costs paid to date. Upon completion of the offering, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock (a total of 5,863,000 shares) were converted into shares of Common Stock on a one-for-one basis.

3.   Net Income Per Share
     --------------------

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issueable upon the exercise of stock options and warrants (using the treasury stock method) and the Common Stock issuable upon the conversion of convertible Preferred Stock (using the if-converted method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations include all common and common equivalent shares issued within the twelve months prior to the filing dates as if they were outstanding for all periods presented prior to the filing date using the treasury stock method.

4.   Cash, Cash Equivalents, and Short-Term Investments
     --------------------------------------------------

     The Company classifies all of its investments as "available-for-sale," in accordance with the provisions of Statement No. 115 of the Financial Accounting Standards Board entitled "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company states its investments at estimated fair value. Differences between cost and fair value of investments at June 30, 1996, were not material. The Company deems all investments to be available to meet current working capital requirements.

     ----------------------------------------------------------

     The following is a summary of the Company's investments at June 30, 1996.


                                                            Estimated
(In Thousands)                                              Fair Value
- ---------------------------------------                     ----------
JUNE 30, 1996
Money Market                                                $      105
Corporate bonds and notes                                       16,376
Commercial paper                                                12,409
Government debt securities                                       2,199
International bond                                                 746
                                                            ----------
          Total investments                                 $   31,835
                                                            ==========

     The following is a reconciliation of the Company's investments to the balance sheet classifications.

                                                             Estimated
(In Thousands)                                               Fair Value
- ---------------------------------------                      ----------
JUNE 30, 1996
Cash equivalents                                             $   12,943
Short-term investments                                           18,892
                                                             ----------
        Total investments                                    $   31,835
                                                             ==========

     At June 30, 1996, $28,120,160 of the investments were due in one year or less, with the remainder due in one to three years.

5.   In-Process Technology
     ---------------------

     The Company acquired in-process technology associated with a $500,000 licensing arrangement. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

6.   Subsequent Events
     -----------------

     On July 1, 1996, the Company entered into an agreement with Productivity Software Group Limited to form a Joint Venture to distribute the Company's products and services in Australia and New Zealand. The Company owns over 50% of the voting stock and will consolidate this entity.

                            RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section bewlow entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430).

RESULTS OF OPERATIONS

REVENUES

                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    JUNE  30,                               JUNE 30,
                                       ---------------------------------      -----------------------------------
                                         1996        CHANGE      1995           1996         CHANGE        1995
                                       ---------   ---------   ---------      ---------    ---------    ---------
Software license                       $  6,461      71.5%      $ 3,767       $  11,746      71.6%      $  6,843
Percentage of total revenues              80.5%                   75.5%           80.8%                    74.2%
Maintenance and service                $  1,569      28.1%      $ 1,225       $   2,798      17.8%      $  2,376
Percentage of total revenues              19.5%                   24.5%           19.2%                    25.8%
    Total revenues                     $  8,030      60.9%      $ 4,992       $  14,544      57.8%      $  9,219

     The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Software license revenues are derived from product licensing fees, while maintenance and service revenues are derived from maintenance support services, training, consulting and development agreements. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the contract. Consulting and training revenues are recognized at the time the service is performed. The Company has entered into several software development and license agreements with third parties. Revenue under software development agreements is recognized using the percentage-of-completion method based on the ratio that incurred costs bear to total estimated costs.
The Company's license agreements generally do not provide a right of return. However, reserves are maintained for potential credit losses. The Company has formed a division called Red Brick Capital to provide customers with financing options for Red Brick Warehouse software and service.

     Software License Revenues.  The Company currently derives substantially
     -------------------------
all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. The increase in software license revenues was attributable to increases in the number of units sold, as well as to increases in the unit prices of products sold by the Company. The Company intends to continue to enhance its current software products, as well as to develop new products. Management expects that prior growth rates of the Company's software license revenues will not be sustainable in the future.

     Maintenance and Service Revenues.  The growth in maintenance and service
     --------------------------------
revenues is primarily attributable to increased licensing activity and the renewal of maintenance contracts after the initial one-year term. The company expects that prior growth rates of the Company's maintenance and service revenues will not be sustainable in the future.

     For the three and six month periods ended June 30, 1996, no one customer accounted for 10% or more of total revenues. For the three months ended June 30, 1995, sales to Unisys, a reseller of the Company's products, accounted for 31% of total revenues. For the six months ended June 30, 1995, sales to AT&T accounted for 11% of total revenues and sales to Unisys accounted for 33% of total revenues. No other customer or reseller accounted for more than 10% of the Company's total revenues during the periods indicated. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's international revenues for the three and six month periods ended June 30, 1996, were less than 10% of total revenues. The Company's international revenues for the three and six month periods ended June 30, 1995, were 19% and 12%, respectively. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES

                                             THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                  JUNE 30,                                       JUNE 30,
                                   --------------------------------------         -------------------------------------
                                     1996           CHANGE         1995              1996         CHANGE         1995
                                   ---------       ---------    ---------         ---------     ---------     ---------
Software license                   $     198          5.9%      $    187          $    462         52.5%      $     303
Percentage of total revenues            2.5%                        3.7%              3.2%                         3.3%
Maintenance and service            $     603         63.9%      $    368          $  1,060         65.6%      $     640
Percentage of total revenues            7.5%                        7.4%              7.3%                         6.9%
Total cost of revenues             $     801         44.3%      $    555          $  1,522         61.4%      $     943
Percentage of total revenues           10.0%                       11.1%             10.5%                        10.2%

     Cost of Software License Revenues.  Cost of software license revenues
     ---------------------------------
consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. The increase in the dollar amount of cost of software license revenues reflected the higher volume of product shipped.

     Cost of Maintenance and Service Revenues.  Cost of maintenance and service
     ----------------------------------------
revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three and six month periods ended June 30, 1996, over such costs for the same periods ended June 30, 1995, as a result of increased personnel-related costs as the Company continued to expand its customer service organizations to support an increase in sales. The Company believes that the cost of maintenance and service revenues will increase in dollar amount and may increase as a percentage of such revenues in the future as the Company continues to build its customer service organizationss.

OPERATING EXPENSES

                                              THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                   JUNE 30,                                      JUNE 30,
                                    -----------------------------------         ----------------------------------------
                                       1996        CHANGE        1995             1996            CHANGE          1995
                                    ---------    ---------    ---------         ---------       ---------      ---------
Sales and marketing                 $   4,711      87.4%      $   2,514         $   8,208         69.2%        $   4,850
Percentage of  total revenues           58.7%                     50.4%             56.4%                          52.6%
Research and development            $   1,423      11.0%      $   1,282         $   2,928         22.4%        $   2,393
Percentage of total revenues            17.7%                     25.7%             20.1%                          26.0%
General and administrative          $     742      45.8%      $     509         $   1,301         64.9%        $     789
Percentage of total revenues             9.2%                     10.2%              8.9%                           8.6%
In-process technology               $     500        *        $      --         $     500           *          $     --
Percentage of total revenues             6.2%                       *                3.4%                             *
Total operating expenses            $   7,376      71.3%      $   4,305         $  12,937         61.1%        $  8,032
Percentage of total revenues            91.9%                     86.2%             89.0%                         87.1%
- ------------------

*  Not meaningful


     Sales and Marketing.  Sales and marketing expenses consisted primarily of
     -------------------
personnel-related costs, including sales commissions of all personnel involved in the sales process, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The increases in dollar amount in sales and marketing expenses was primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The Company believes that such expenses will increase in dollar amounts in the future as the Company expands its sales and marketing activities.

     Research and Development.  Research and development expenses consisted
     ------------------------
primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in dollar amount in research and development expenses were primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amount in the future.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of June 30, 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of income.

     General and Administrative.  General and administrative expenses consisted
     --------------------------
primarily of personnel costs for finance and general management, as well as insurance and professional expenses. The increase in dollar amount in general and administrative expenses was primarily attributable to hiring of additional personnel. The Company believes that its general and administrative expenses will increase in dollar amount in the future as the Company continues expanding its staffing and incurring costs associated with operating as a public company.

     Cost of in-process technology.  In the second quarter of 1996, the Company
     -----------------------------
acquired in-process technology associated with a $500,000 licensing arrangement. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

                                                 THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                       JUNE 30,                                     JUNE 30,
                                    -----------------------------------------       ---------------------------------------
                                       1996             CHANGE        1995            1996           CHANGE         1995
                                    ---------         ---------     ---------       ---------       ---------     ---------
Interest and other income           $     445         2372.2%       $      18       $     764        2364.5%      $     31
Percentage of total revenues             5.5%                            0.4%            5.3%                         0.3%
Interest expense                    $    (84)           44.8%       $    (58)       $   (153)          36.6%      $   (112)
Percentage of total revenues           (1.0%)                          (1.2%)          (1.1%)                        (1.2%)

     Interest and other income primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments, and other items. Interest and other income increased during the three and six month periods ended June 30, 1996, due to investing the proceeds received from the Company's initial public offering. The Company's net interest expense was due primarily to acquisitions of computer equipment for new personnel.

PROVISION FOR INCOME TAXES

                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                   JUNE 30,                                  JUNE 30,
                                  -------------------------------------       ------------------------------------
                                   1996            CHANGE        1995          1996           CHANGE        1995
                                  --------        --------     --------       --------       --------     --------
Provision for income taxes        $     22        (42.1%)      $     38       $     70         6.1%       $     66
Percentage of total revenues          0.3%                         0.8%           0.5%                        0.7%

     The estimated effective tax rates for the three and six month periods ended June 30, 1996 and 1995, were 10% and 40%, respectively. The projected effective tax rate for 1996 is expected to be less than 1995, due to the reduction in domestic alternative minimum taxes relative to pre-tax book income. Both the 1996 and 1995 effective tax rates are attributable to domestic alternative minimum taxes and foreign taxes. The effective tax rate for 1996 is expected to differ from the federal statutory tax rate of 34%, primarily due to the utilization of net operating loss carryforwards, offset by adjustments of the valuation allowance, alternative minimum taxes, and foreign taxes. As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $8.5 million and $3.5 million, respectively, and federal and state research credit carryforwards of $325,000 and $225,000, respectively. These carryforwards will expire from 1998 to 2010.

     Utilization of approximately $1.0 million of the net operating loss carryforwards is limited to approximately $100,000 per year due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. Utilization of the remaining net operating loss and credit carryforwards is also limited to approximately $6.5 million per year.


NET INCOME AND EARNINGS PER SHARE

                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 JUNE 30,                                  JUNE 30,
                                ------------------------------------       --------------------------------------
                                  1996           CHANGE       1995           1996           CHANGE        1995
                                --------        --------    --------       --------        --------      --------
Net income                      $    192        255.6%      $     54       $    626         545.4%       $     97
Percentage of total revenues        2.4%                        1.1%           4.3%                          1.1%
Net income per share            $   0.01          0.0%      $   0.01       $   0.05         400.0%       $   0.01

LIQUIDITY AND CAPITAL RESOURCES

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                          ----------------------------------------------
                                                             1996            CHANGE            1995
                                                          ----------      -----------     --------------
Working capital                                           $   36,237        2,031.6%       $       1,700
Cash and cash equivalents and short-term investments      $   35,169          793.3%       $       3,937
Cash provided by (used in) operating activities           $     (178)        (108.2%)      $       2,178
Cash used in investing activities                         $  (19,816)      27,422.2%       $         (72)
Cash provided by financing activities                     $   33,273      (26,299.2%)      $        (127)

     Working capital increased at June 30, 1996 over that at June 30, 1995, primarily due to the proceeds from the initial public offering, and an increase in accounts receivable.

     For the six months ended June 30, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and a decrease in accounts payable, offset by a decrease in accrued expenses and compensation, a decrease in deferred revenue, and by net income. For the six months ended June 30, 1995, net cash provided by operations was primarily from a decrease in accounts receivable, an increase in accounts payable, deferred revenue and accrued expenses, a decrease in depreciation and amortization, and by net income.

     For the six months ended June 30, 1996, the Company's investing activities have consisted of purchases of investment grade, interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $910,000 in the period, compared to $52,000 in the six months ended June 30, 1995. The Company's 1995 investing activities consisted primarily of purchases of property and equipment. Capital expenditures, including capital leases, were $1.2 million to purchase property and equipment, primarily computer workstations and file servers for the Company's growing employee base. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

     The cash provided by financing activities during the six months ended June 30, 1996, was primarily from the IPO.

     The Company has available a $3.0 million bank line of credit agreement that expires on April 30, 1997, is secured by the assets of the Company, and permits borrowings of 80% of eligible accounts receivable. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of the invoice (excluding foreign, government, contra, and intercompany accounts and excluding accounts in which more than 50% of the account is outstanding more than 90 days from the invoice date). There were no borrowings outstanding under the line of credit.

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

     Limited Profitability; Accumulated Deficit; Future Operating Results
     --------------------------------------------------------------------
Uncertain.  As of June 30, 1996, the Company had an accumulated deficit of $11.7
- ---------
million. Although the Company has had eight consecutive quarters of profitability, this profitability has been marginal and there can be no assurance that the Company will remain profitable on a quarterly basis or on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

     Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
     --------------------------------------------------------
quarterly operating results have in the past, and may in the future, varied significantly depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Competition.  The market for the Company's products is intensely
     -----------
competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), International Business Machines Corporation ("IBM"), and AT&T Global Information Systems ("AT&T GIS"). In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     Dependence on Continued Growth of the Data Warehouse Market.  Although
     -----------------------------------------------------------
demand for data warehouse software has grown in recent years, the market is still emerging. The Company's future financial performance will depend to a large extent on continued growth in the number of organizations adopting data warehouses. There can be no assurance that the market for data warehouses will continue to grow. If the data warehouse market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected.

     Product Concentration.  Substantially all of the Company's revenues have
     ---------------------
been attributable to sales of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red
Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on sales of other Company products that may be sold to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

     Dependence on New Products and Rapid Technological Change.  The market for
     ---------------------------------------------------------
the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products or product enhancements would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected.

     Customer Concentration.  A relatively small number of customers and
     ----------------------
resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

     Risk of Product Defects.  Software products as complex as those offered by
     -----------------------
the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered post-production software errors in certain of its new products. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

     Dependence Upon Key Personnel; Need to Increase Sales and Technical
     -------------------------------------------------------------------
Personnel.   The Company's future performance depends in a significant part
- ---------
upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company intends to hire a significant number of additional sales and technical personnel in 1996 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between on-line transaction processing (OLTP) and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1994, 1995, and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

     Management of Changing Business.  The Company has recently experienced a
     -------------------------------
period of significant growth in revenues that has placed a serious strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems, and procedures.
The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

     Expansion of Indirect Channels.  An integral part of the Company's
     ------------------------------
strategy is to develop a channel of distributors, value added resellers (VARs), and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

     International Operations. The Company's international revenues in the first
     ------------------------
six months of 1996 and 1995 accounted for less than 10% of total revenues during such periods. The Company intends to continue to expand its international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in 1996 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

     Limited Protection of Proprietary Technology; Risks of Infringement.  The
     -------------------------------------------------------------------
Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the

Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

     The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November, 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November, 1997, or if the Company is unable to renew the agreement in November, 1997, the Company will have to develop alternative technology or license alternative technology from another source. There can be no assurance that the Company will be able to renew the agreement, develop alternative technology, or license alternative technology from an alternative source on a timely basis. If the Company does not renew the agreement, develop such technology, or license such technology from another source prior to the termination of its arrangement with Sybase, the Company's business, operating results, and financial condition could be materially adversely affected. During the second quarter of 1996, the Company acquired a license to further develop and offer an alternative connectivity product. There can be no assurances that this alternative product will be available in the near future or will perform adequately as a replacement to the products licensed to the Company by Sybase.

     Product Liability.  The Company's license agreements with its customers
     -----------------
typically contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced product liability claims to date, the license and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a materially adverse effect on the Company's business, operating results, and financial condition.

     Potential Volatility of Stock Price.  The trading price of the Company's
     -----------------------------------
Common Stock is highly volatile and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. There can be no assurance that prices and price/earnings ratios will be sustained. Market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

            (a)  Exhibit 11.1       Statement Regarding Computation of Earnings
                                    Per Share

            (b)  Exhibit 27         Financial Data Schedule
                                    (EDGAR version only)

            (c)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

RED BRICK SYSTEMS, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 2, 1996            RED BRICK SYSTEMS, INC.
                                       (Registrant)



                                 By:   /s/ Robert C. Hausmann
                                       ----------------------
                                       Robert C. Hausmann
                                       Vice President, Finance and
                                       Administration
                                       (Duly authorized officer and principal
                                       financial and accounting officer)