Form 10-Q
period 1996-09-30
RED BRICK SYSTEMS INC
filed 1996-11-01
CIK 1001489

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------


                        Commission file number:  0-27310



                            RED BRICK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     77-0145392
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                485 ALBERTO WAY
                          LOS GATOS, CALIFORNIA  95032
          (Address of principal executive offices, including zip code)


    Registrant's Telephone No., including area code:  (408) 399-3200
                Registrant's Internet Address:  WWW.REDBRICK.COM


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                       Yes      X               No
                           ----------              ----------


As of October 25, 1996, there were 11,247,294 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE
ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            As of September 30, 1996 and December 31, 1995 .................      3

            Consolidated Statements of Income
            For the Three Months and Nine Months Ended September
            30, 1996 and 1995 ..............................................      4

            Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1996 and 1995 ..........      5

            Notes to Consolidated Financial Statements .....................      6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ..........................................      8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K 21 ...........................      21

SIGNATURES  ................................................................     22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            RED BRICK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                                1996                   1995
                                                                                             -------------          ------------
                                                                                              (unaudited)
                ASSETS
Current assets:
        Cash and cash equivalents                                                            $      15,338          $      2,998
        Short-term investments                                                                      20,613                  --
        Accounts receivable, net of allowance of $858 and $670                                       8,931                 5,511
        Prepaid expenses and other assets                                                              733                   293
                                                                                             -------------          ------------
                Total current assets                                                                45,615                 8,802
Property and equipment, net                                                                          2,711                 1,980
Other assets                                                                                           246                   195
                                                                                             -------------          ------------
                Total assets                                                                 $      48,572          $     10,977
                                                                                             =============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Note payable to stockholder                                                          $        --            $         33
        Accounts payable                                                                               245                   658
        Accrued expenses                                                                             2,096                 1,251
        Accrued compensation                                                                         1,535                 1,258
        Deferred revenue                                                                             2,452                 2,015
        Capital lease obligations due within one year                                                  887                   974
                                                                                             -------------          ------------
                Total current liabilities                                                            7,215                 6,189
Capital lease obligations                                                                              774                 1,068
Minority interest                                                                                       84                  --
Stockholders' equity:
        Preferred stock, $.0001 par value; 2,000,000 shares authorized;
           no shares outstanding                                                                      --                     --
        Convertible preferred stock, $.0001 par value; 10,000,000 shares
           authorized; 0 and 5,863,242 shares issued and outstanding                                  --                       1
        Common stock, $.0001 par value; 20,000,000 shares authorized;
           11,236,456 and 2,555,721 shares issued and outstanding                                        1                     1
        Additional paid in capital                                                                  51,490                16,269
        Accumulated deficit                                                                        (10,881)              (12,325)
        Deferred compensation                                                                          (39)                  (49)
        Notes receivable from stockholders                                                            (122)                 (177)
        Translations adjustments                                                                         5
        Unrealized gains on marketable securities                                                       45                  --
                                                                                             -------------          ------------
                Total stockholders' equity                                                          40,499                 3,720
                                                                                             -------------          ------------
                    Total liabilities and stockholders' equity                               $      48,572          $     10,977
                                                                                             =============          ============

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data; unaudited)

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                  -------------------------------------------
                                   1996        1995        1996        1995
                                  -------     -------     -------     -------
Revenues:
   Software license               $ 7,319     $ 3,873     $19,065     $10,716
   Maintenance and service          1,694       1,264       4,492       3,640
                                  -------     -------     -------     -------
       Total revenues               9,013       5,137      23,557      14,356
                                  -------     -------     -------     -------

Cost of revenues:
   Software license                   317         141         779         444
   Maintenance and service            851         490       1,911       1,130
                                  -------     -------     -------     -------
     Total cost of revenues         1,168         631       2,690       1,574
                                  -------     -------     -------     -------
         Gross margin               7,845       4,506      20,867      12,782
                                  -------     -------     -------     -------

Operating expenses:
   Sales and marketing              5,153       2,686      13,361       7,536
   Research and development         1,465       1,292       4,393       3,685
   General and administrative         717         384       2,018       1,173
   In-process technology                -           -         500           -
                                  -------     -------     -------     -------
     Total operating expenses       7,335       4,362      20,272      12,394
                                  -------     -------     -------     -------
         Income from operations       510         144         595         388


Interest and other income             459          45       1,223          76
Interest expense                      (86)        (56)       (239)       (168)
                                  -------     -------     -------     -------
   Income before provision for
     income taxes and minority
     interest                         883         133       1,579         296

Provision for income taxes            102          50         172         116
                                  -------     -------     -------     -------
   Income before minority
     interest                         781          83       1,407         180

Minority interest                      37           -          37           -
                                  -------     -------     -------     -------
     Net income                   $   818     $    83     $ 1,444     $   180
                                  =======     =======     =======     =======

Net income per share              $  0.06     $  0.01     $  0.11     $  0.02
                                  =======     =======     =======     =======

Shares used to compute
  net income per share             12,770      10,468      12,635       9,704
                                  =======     =======     =======     =======

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           -------------------------
                                                                                              1996            1995
                                                                                           ----------     ----------
Cash flows from operating activities:
  Net income                                                                               $    1,444     $      180
  Adjustments to reconcile net income to net cash provided by
   (used In) operating activities:
      Depreciation and amortization                                                             1,043            609
      Minority Interest                                                                            84
      Changes in assets and liabilities:
           Accounts receivable                                                                 (3,420)        (2,280)
           Prepaid expenses and other current assets                                             (440)           359
           Accounts payable                                                                      (413)           111
           Accrued expenses and compensation                                                    1,132            974
           Deferred revenue                                                                       437            378
                                                                                           ----------     ----------
                Net cash provided by (used in) operating activities                              (133)           331
                                                                                           ----------     ----------

Cash flows from investing activities:
  Purchases of short-term investments                                                         (34,106)         --
  Proceeds from sales of short-term investments                                                13,493          --
  Acquisition of property and equipment                                                        (1,389)           (69)
  Deposits and other assets                                                                       (51)           (29)
                                                                                           ----------     ----------
               Net cash used in investing activities                                          (22,053)           (98)
                                                                                           ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                                                         35,275            336
  Advances to stockholders - net                                                                 --              (53)
  Payment on notes payable to stockholders                                                        (33)           (34)
  Principle payments on capital lease obligations                                                (766)          (495)
  Unrealized gains on marketable securities                                                        45          --
  Translation adjustment                                                                            5          --
                                                                                           ----------     ----------
               Net cash provided by (used in) financing activities                             34,526           (246)
                                                                                           ----------     ----------

Net increase (decrease) in cash and cash equivalents                                           12,340            (13)
Cash and cash equivalents at beginning of period                                                2,998          1,958
                                                                                           ----------     ----------
Cash and cash equivalents at end of period                                                 $   15,338     $    1,945
                                                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Property and equipment acquired under capital lease financing                              $      385     $      646

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation
   ---------------------

   The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on January 22, 1996, (Reg. No. 33-97430). The consolidated results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1996. The December 31, 1995, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

4. Cash, Cash Equivalents, and Short-Term Investments
   --------------------------------------------------

   The Company classifies all of its investments as "available-for-sale," in accordance with the provisions of Statement No. 115 of the Financial Accounting Standards Board entitled "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value. Differences between cost and fair value of investments at September 30, 1996, were not material. The Company deems all investments to be available to meet current working capital requirements.

   ----------------------------------------------------------

   The following is a summary of the Company's investments at September 30, 1996.

                                                      Estimated
(In Thousands)                                        Fair Value
------------------------------------------            ----------
Money Market                                          $      81
Corporate bonds and notes                                17,315
Commercial paper                                         11,017
Government debt securities                                3,000
International bond                                          748
                                                       ---------
     Total investments                                 $ 32,161
                                                       =========

    The following is a reconciliation of the Company's investments to the balance sheet classifications.

                                                      Estimated
(In Thousands)                                        Fair Value
------------------------------------------            ----------
Cash equivalents                                      $ 11,548
Short-term investments                                  20,613
                                                      ----------
     Total investments                                $ 32,161
                                                      ==========

   At September 30, 1996, $26,634,933 of the investments were due in one year or less, with the remainder due in one to three years.

5. In-Process Technology
   ---------------------

   The Company acquired in-process technology associated with a $500,000 licensing arrangement during the second quarter of 1996. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

6. Red Brick Systems Australasia Pty. Ltd.
   --------------------------------------

   On July 1, 1996, the Company entered into an agreement with Productivity Software Group Limited (PSG) to form a joint venture to distribute the Company's products and services in Australia and New Zealand. The Company owns over 50% of the voting stock of the joint venture and is consolidating this entity. The minority interest shown on the financial statements represents PSG's proportionate share in the net assets and operating activity of the Australasian subsidiary.

7. Use of Estimates
   ----------------

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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


RESULTS OF OPERATIONS

REVENUES

                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                  ------------------------------       -----------------------------
                                   1996        CHANGE     1995          1996        CHANGE    1995
                                  ------       -------   -------       ------       ------   -------
Software license                  $ 7,319      89.0%     $ 3,873       $19,065      77.9%    $10,716
Percentage of total revenues        81.2%                  75.4%         80.9%                 74.6%
Maintenance and service           $ 1,694      34.0%     $ 1,264       $ 4,492      23.4%    $ 3,640
Percentage of total revenues        18.8%                  24.6%         19.1%                 25.4%
    Total revenues                $ 9,013      75.5%     $ 5,137       $23,557      64.1%    $14,356

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

  Software License Revenues.  The Company currently derives substantially all of
  -------------------------
its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. The increase in software license revenues was primarily attributable to increases in the number of units sold, as well as to increases in the unit prices of products licensed by the Company. The Company intends to continue to enhance its current software products, as well as to develop new products. Management expects that prior growth rates of the Company's software license revenues may not be sustainable in the future.

    Maintenance and Service Revenues.  The growth in maintenance and service
    --------------------------------
revenues is primarily attributable to increased licensing activity and the renewal of maintenance contracts after the initial one-year term. The Company expects that prior growth rates of the Company's maintenance and service revenues may not be sustainable in the future.

    For the three month period ended September 30, 1996, sales to American Portable Telecom, Inc., accounted for 16% of total revenues and sales to Kraft Foods, Inc., accounted for 11% of total revenues. For the nine month period ended September 30, 1996, no one customer accounted for 10% or more of total revenues. For the three months ended September 30, 1995, sales to ems accounted for 37% of total revenues and sales to Unisys, a reseller of the Company's products, accounted for 17% of total revenues. For the nine months ended September 30, 1995, sales to Unisys accounted for 29% of total revenues, sales to ems accounted for 13% of total revenues, and sales to AT&T accounted for 11% of total revenues. No other customer or reseller accounted for more than 10% of the Company's total revenues during the periods indicated. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

    The Company's international revenues for the three and nine month periods ended September 30, 1996 and 1995, were less than 10% of total revenues. The Company intends to continue to expand its international operations and to enter additional international markets.


COST OF REVENUES

                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                  ------------------------------      -----------------------------
                                  1996        CHANGE     1995         1996        CHANGE      1995
                                  ----        ------    --------      ----        -----     -------
Software license                  $   317     124.8%     $   141      $   779     75.5%     $   444
Percentage of total revenues         3.5%                   2.7%         3.3%                  3.1%
Maintenance and service           $   851      73.7%     $   490      $ 1,911     69.1%     $ 1,130
Percentage of total revenues         9.4%                   9.5%         8.1%                  7.9%
Total cost of revenues            $ 1,168      85.1%     $   631      $ 2,690     70.9%     $ 1,574
Percentage of total revenues        13.0%                  12.3%        11.4%                 11.0%

    Cost of Software License Revenues. Cost of software license revenues
    ---------------------------------
consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. The increase in the dollar amount of cost of software license revenues reflected the higher volume of product shipped.

    Cost of Maintenance and Service Revenues.  Cost of maintenance and service
    ----------------------------------------
revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three and nine month periods ended September 30, 1996, increased over such costs for the same periods ended September 30, 1995, as a result of increased personnel-related costs as the Company continued to expand its customer service organizations to support an increase in sales. The Company believes that the cost of maintenance and service revenues may increase in dollar amount and may increase as a percentage of such revenues in the future as the Company continues to build its customer service organizations.

OPERATING EXPENSES

                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                --------------------------------           ---------------------------------------
                                1996         CHANGE       1995             1996           CHANGE            1995
                                ------       ------       ------           ------         ------         ---------
Sales and marketing             $5,153       91.8%        $2,686           $13,361         77.3%          $ 7,536
Percentage of total revenues     57.2%                     52.3%             56.7%                          52.5%
Research and development        $1,465       13.4%        $1,292           $ 4,393         19.2%          $ 3,685
Percentage of total revenues     16.3%                     25.2%             18.6%                          25.7%
General and administrative      $  717       86.7%        $  384           $ 2,018         72.0%          $ 1,173
Percentage of total revenues      8.0%                      7.5%              8.6%                           8.2%
In-process technology           $   --         *          $   --           $   500           *            $    --
Percentage of total revenues       *                         *                2.1%                            *
Total operating expenses        $7,335       68.2%        $4,362           $20,272         63.6%          $12,394
Percentage of total revenues     81.4%                     84.9%             86.1%                          86.3%

---------------------------
     * Not meaningful

     Sales and Marketing.  Sales and marketing expenses consisted primarily of
     -------------------
personnel-related costs, including sales commissions of all personnel involved in the sales process, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The increase in dollar amount in sales and marketing expenses was primarily due to the expansion of the Company's sales operations and increased marketing activities, including trade shows and promotional expenses. The Company believes that such expenses may increase in dollar amount in the future as the Company expands its sales and marketing activities.

    Research and Development.  Research and development expenses consisted
    ------------------------
primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in dollar amount in research and development expenses was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses may continue to increase in dollar amount in the future.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of September 30, 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of income.

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

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                   --------------------------------        ------------------------------------
                                   1996         CHANGE       1995          1996           CHANGE         1995
                                   ------       ------       ------        ------         ------         ------
Interest and other income         $   459       920.0%      $    45       $ 1,223        1,509.2%       $    76
Percentage of total revenues         5.1%                      0.9%          5.2%                          0.5%
Interest expense                  $  (86)        53.6%      $  (56)       $ (239)           42.3%       $ (168)
Percentage of total revenues       (1.0%)                    (1.1%)        (1.0%)                        (1.2%)

    Interest and other income primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income increased during the three and nine month periods ended September 30, 1996, due to investing the proceeds received from the Company's initial public offering. The Company's interest expense was due primarily to acquisition of computer equipment for new personnel.

PROVISION FOR INCOME TAXES

                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                --------------------------------           ------------------------------------
                                1996         CHANGE       1995             1996           CHANGE         1995
                                ------       ------       ------           ------         ------         ------
Provision for income taxes      $  102       104.0%       $   50           $ 172           48.3%         $  116
Percentage of total revenues      1.1%                      1.0%            0.7%                           0.8%

    The estimated effective tax rates for the three and nine month periods ended September 30, 1996 and 1995, were 11% and 40%, respectively. The projected effective tax rate for 1996 is expected to be less than 1995, due to the reduction in domestic alternative minimum taxes relative to pre-tax book income. Both the 1996 and 1995 effective tax rates are attributable to domestic alternative minimum taxes and foreign taxes. The effective tax rate for 1996 is expected to differ from the federal statutory tax rate of 34%, primarily due to the utilization of net operating loss carryforwards, offset by adjustments of the valuation allowance, alternative minimum taxes, and foreign taxes. As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $8.5 million and $3.5 million, respectively, and federal and state research credit carryforwards of $375,000 and $225,000, respectively. These carryforwards will expire from 1998 to 2010.

    Utilization of approximately $1.0 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. Utilization of the remaining net operating loss and credit carryforwards is also limited to approximately $6.5 million per year.

MINORITY INTEREST, NET INCOME, AND EARNINGS PER SHARE

                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                --------------------------------           ------------------------------------
                                1996         CHANGE       1995             1996           CHANGE         1995
                                ------       ------       ------           ------         ------         ------

Minority Interest               $   37         *          $  --            $    37          *            $  --
Percentage of total revenues      0.4%                      *                 0.2%                         *
Net income                      $  818       886%         $  83            $ 1,444        702%           $  180
Percentage of total revenues      9.1%                     1.6%               6.1%                         1.3%
Net income per share            $ 0.06       500%         $0.01            $  0.11        450%           $ 0.02

------------------------
     * Not meaningful

LIQUIDITY AND CAPITAL RESOURCES

                                                        SEPTEMBER 30,                   DECEMBER 31,
                                                           1996            CHANGE          1995
                                                        ------------     ----------     ------------
Working capital                                         $ 38,400              *         $  2,613
Cash and cash equivalents and short-term investments    $ 35,951              *         $  2,998

-----------------------
     *  Not meaningful

    Working capital increased at September 30, 1996 over that at December 31, 1995, primarily due to the proceeds received from the initial public offering, and an increase in accounts receivable.

                                                            NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                    --------------------------------------
                                                       1996        CHANGE        1995
                                                    ----------   ----------   ----------
Cash provided by (used in) operating activities      $    (133)       *         $    331
Cash used in investing activities                    $ (22,053)       *         $    (98)
Cash provided by (used in) financing activities      $  34,526        *         $   (246)

-----------------------
     *  Not meaningful

  For the nine months ended September 30, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and a decrease in accounts payable and prepaid expenses and other current assets, offset by increases in accrued expenses and compensation, deferred revenue, and depreciation and amortization, and by net income. For the nine months ended September 30, 1995, net cash provided by operations was primarily from an increase in accrued expenses and compensation and depreciation and amortization, offset by an increase in accounts receivable.

    For the nine months ended September 30, 1996, the Company's investing activities consisted of purchases of investment grade, interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were $1.4 million in the period, compared to $69,000 in the nine months ended September 30, 1995. The Company's 1995 investing activities consisted primarily of purchases of computer workstations and file servers for the Company's growing employee base. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

    The cash provided by financing activities during the nine months ended September 30, 1996, was primarily from the initial public offering.


    The Company has available a $3.0 million bank line of credit agreement that expires on April 30, 1997, is secured by the assets of the Company, and permits borrowings of 80% of eligible accounts receivable. Eligible accounts receivable include accounts receivable that have been outstanding less than 90 days from the date of the invoice (excluding foreign, government, contra, and intercompany accounts and excluding accounts in which more than 50% of the account is outstanding more than 90 days from the invoice date). There are currently no borrowings outstanding under the line of credit.

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

    Limited Profitability; Accumulated Deficit; Future Operating Results
    --------------------------------------------------------------------
Uncertain.  As of September 30, 1996, the Company had an accumulated deficit of
---------
$10.9 million. Although the Company has had nine consecutive quarters of profitability, this profitability has been marginal and there can be no assurance that the Company will remain profitable on a quarterly basis or on annual basis. The Company's limited operating history makes the prediction of future operating results difficult. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

    Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
    --------------------------------------------------------
quarterly operating results have in the past, and may in the future, varied significantly depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are hard to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products during the quarters ending in June and December. The Company believes this pattern may continue.

    Competition.  The market for the Company's products is intensely competitive
    -----------
and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), International Business Machines Corporation ("IBM"), and AT&T Global Information Systems ("AT&T GIS"). In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

    Product Concentration.  Substantially all of the Company's revenues have
    ---------------------
been attributable to sales of licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the

Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on licensing of other Company products that may be licensed to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

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

    Dependence Upon Key Personnel; Need to Increase Sales and Technical
    -------------------------------------------------------------------
Personnel.  The Company's future performance depends in a significant part upon
---------
the continued service of its
key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company intends to hire a significant number of additional sales and technical personnel in late 1996 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between on-line transaction processing (OLTP) and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1995 and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

    Management of Changing Business.  The Company has recently experienced a
    -------------------------------
period of significant growth in revenues that has placed a serious strain upon its management systems and resources. The Company has implemented a number of new financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

    Expansion of Indirect Channels.  An integral part of the Company's strategy
    ------------------------------
is to develop a channel of distributors, value added resellers (VARs), and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

    International Operations.  The Company's international revenues in the first
    ------------------------
nine months of 1996 and 1995 accounted for less than 10% of total revenues during such periods. The Company intends to continue to expand its international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in late 1996 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

    Limited Protection of Proprietary Technology; Risks of Infringement.  The
    -------------------------------------------------------------------
Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segment overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

    The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November 1997, or if the

Company is unable to renew the agreement in November 1997, the Company will have to develop alternative technology or license alternative technology from another source. During the second quarter of 1996, the Company acquired a license to further develop and offer an alternative connectivity product. There can be no assurances that this alternative product will be available in the near future or will perform adequately as a replacement to the products licensed to the Company by Sybase. If the Company does not renew the agreement or is not able to adequately develop this alternative product prior to the termination of its arrangement with Sybase, the Company's business, operating results, and financial condition could be materially adversely affected.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11.1  Statement Regarding Computation of Earnings Per Share

         (b) Exhibit 27  Financial Data Schedule  (EDGAR version only)

         (c) Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

RED BRICK SYSTEMS, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 29, 1996               RED BRICK SYSTEMS, INC.
                                     (Registrant)



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