Form 10-K405
period 1996-12-31
RED BRICK SYSTEMS INC
filed 1997-03-17
CIK 1001489

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 399-3200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days: Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was approximately $161,106,695. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 1997, there were 11,467,908 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 21, 1997, are incorporated by reference into Part III.

================================================================================

                            RED BRICK SYSTEMS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    15
 Item 4a. Executive Officers of the Registrant...........................    15
                                      PART II
             Market for Registrant's Common Stock and Related Stockholder
 Item 5.  Matters........................................................    16
 Item 6.  Selected Consolidated Financial Data...........................    16
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    17
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    24
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    43
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    43
 Item 11. Executive Compensation.........................................    43
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    43
 Item 13. Certain Relationships and Related Transactions.................    43
                                      PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K..............................................................    44

Signatures...............................................................    47

                                    PART I

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" in item 1 of this report as well as those discussed elsewhere in this report.

ITEM 1. BUSINESS

OVERVIEW

  Red Brick Systems, Inc. ("Red Brick" or the "Company") designs, develops, markets and supports Red Brick Warehouse, a high performance, client/server relational database management system ("RDBMS") software product specifically designed for data warehousing, data mart, data mining, and on-line analytical processing ("OLAP") applications. The Company assists customers in designing and building data warehouse solutions. The Company's software enables IT professionals and business managers to implement quickly and manage effectively data warehouse applications and provides decision makers with easy access to critical information necessary to make more informed decisions.

  The Company's products comprise a suite of data warehouse RDBMS servers, data warehouse administration tools and connectivity software designed to enable organizations to implement data warehouse solutions across their organizations. The Company's products incorporate the three main components of a data warehouse: load processing, warehouse data management and query processing. The Company's client/server based products are designed to support open industry standards, which provides its customers maximum flexibility in selecting computing environments and data warehouse tools. The Company markets its software and related services primarily through a direct sales organization and through value-added resellers, system integrators, consulting partners, and distributors worldwide. The Company's customers include: 3M, 360 Communications Group, AT&T, Barnes & Noble, Bell Atlantic Network Services, BellSouth, Catalina Marketing, efficient market services, Estee Lauder, General Mills, Healthsource, Hewlett-Packard, Holiday Inn, Mobil Oil, NASA, Reuters Information Services, Sara Lee Corp., and Tenneco Packaging.

INDUSTRY BACKGROUND

  Business enterprises continually strive to improve the efficiency and effectiveness of their operations in today's increasingly competitive global business environment. The pace and complexity of business decision making has increasingly become a greater challenge for organizations. Decision making authority has generally become more distributed throughout all levels of an organization, creating a need by more people to access information used for making critical business decisions. In adapting to this new business environment, organizations have implemented computer systems and technologies that increase efficiency through automating transaction processing.

  On-line transaction processing ("OLTP") systems are used to automate those business functions that generate records that can be processed and stored electronically, such as automatic teller machines, reservation centers and telephone calls. In today's organizations, many thousands of these transactions may occur every second of every day, generating vast amounts of business data. This dramatic increase in the quantity of transaction data has led to the development of relational database management system ("RDBMS") technologies designed and optimized for collecting and storing transaction data.

  Organizations seek to make faster, more accurate and more confident business decisions by effectively using the vast amount of data generated by these OLTP systems. However, organizations have discovered limitations in using the same OLTP system for both transaction processing and decision support. For example, OLTP systems maintain on-line only recent operating data, making real-time analysis of historical data very difficult. In addition, organizations maintain separate OLTP systems for each specific business function, such as purchasing, inventory management and point of sale transactions, making cross-functional analysis of information contained in these separate databases problematic. Furthermore, to process hundreds or thousands of transactions per second, the transaction processing systems store data in formats designed for transaction performance rather than for use by business people for decision support. Finally, conducting analysis and transaction processing on the same system substantially degrades the OLTP systems' performance, jeopardizing the execution of routine business transactions that are critical to organizations. As a result, organizations have found it difficult to utilize OLTP systems for decision support.

  To enable more effective decision making, organizations have established separate, dedicated databases for decision support. However, these organizations have encountered limitations in applying traditional RDBMS technologies, which have been optimized for OLTP applications, for decision support. For example, OLTP RDBMSs have been designed to process thousands of small, predetermined structured updates every second. Business analysis applications, on the other hand, require performing relatively few, highly unstructured, ad-hoc, read-intensive queries per minute. In addition, OLTP RDBMS technologies have been optimized to access and update a small number of records with every transaction, whereas a single query for business analysis could require the access and retrieval of millions of records. OLTP RDBMSs are optimized for continual collection and processing of transactional data, whereas decision support systems require a methodology more focused on extraction and analysis of data. OLTP RDBMSs are unable to store effectively and manage the vast amounts of historical and cross-functional data required by a decision support application. For all of the above reasons, it is difficult to pose and answer business questions using traditional OLTP RDBMS applications.

  To utilize transaction data effectively for better decision making, organizations require a new RDBMS optimized for decision support and maintained separately from OLTP RDBMSs. These separate RDBMSs, referred to as data warehouses, must contain weeks, months, and even years of summary and detailed historical business data that can amount to gigabytes and terabytes of information necessary for analysis and decision making.

SOLUTION

  The Company designs, develops, markets and supports Red Brick Warehouse, an RDBMS software product optimized to meet the new requirements of data warehouse, data mart, data mining, and on-line analytical processing (OLAP) applications. The Company believes it was the first to provide an open database product designed specifically for these applications. The Company has capitalized on more than ten years of experience in decision support systems and technologies to assist customers in designing and building data warehouse solutions.

  The Company's products incorporate the three main components of a data warehouse: load processing, warehouse data management and query processing. Load processing refers to the loading of information from disparate OLTP RDBMSs into the data warehouse RDBMS. Warehouse data management consists of the administration and management of very large databases for decision support applications across a network of data warehouses. Query processing enables users to rapidly retrieve and analyze critical business information for decision making.

  Load Processing--Simplify Data Load Processing and Improve Data Load Performance. An enormous problem for the information technology or MIS department of an organization is loading current data into the warehouse, indexing it for access, ensuring its quality and performing other operations (such as summarizing sales by region). The Company's Red Brick Warehouse simplifies and accelerates this critical process. The Company's load processing subsystem offers load speeds typically at least ten times faster than competing products, while at the same time automatically building indices and summarizations and verifying data integrity.

  Warehouse Data Management--Cost Effectively Store and Manage Very Large Amounts of Data. Data warehouse solutions typically store very large amounts of data, are oriented by time and require periodic, large updates. The Company's tools and technologies make managing the warehouse simple and cost effective. Red

Brick Warehouse is based on a modular storage model and provides simplified administrative interfaces and systems management functions optimized for very large data warehouse environments. The Company's tools and technologies enable features such as disk failure management, implementation of backup and restore procedures, movement of data throughout the warehouse network and end user administration and monitoring.

  Query Processing--Quickly and Easily Analyze Large Volumes of Business Information. Red Brick Warehouse is designed to provide easy, cost effective access to either a single data warehouse or networked data warehouses of information for tens to thousands of users. The Company believes that its solution can substantially improve the quality and timeliness of an organization's decision making. The Company's solution specifically addresses the three key aspects required to ensure effective business analysis: posing questions easily, getting answers fast and ensuring that the underlying data is of the highest quality. The Company's solution can process business questions typically ten times faster than traditional OLTP RDBMSs, and often provides greater performance advantages for more complex questions. The solution also offers query functions, called RISQL, that allow business questions to be easily posed and processed and specialized functions that verify data integrity.

  Faster Time to Implementation. The Company capitalizes on over nine years of decision support expertise to assist customers in rapidly developing and implementing Red Brick data warehouse solutions. The Company's professional services organization focuses on developing data warehouse database designs for customers, rather than on providing more general integration services. An understandable, extensible database design is a major factor in the success of a data warehouse. To further accelerate time to production, the Company provides language tools that enable quick query development. In certain industry segments, the Company offers "Quick Start" solution kits that include prepackaged designs and business questions that can be quickly tailored to meet specific customer needs. Finally, the Company's Partners and Value Extended Reseller ("PaVER") program, which consists of over sixty companies that support Red Brick Warehouse, gives the customer the flexibility to choose best of class tools to complete their client/server data warehouse implementations.

PRODUCTS

  The Company provides a suite of data warehouse RDBMS servers, data warehouse administration tools and connectivity software designed to enable organizations to implement data warehouse solutions across their organizations. Customers are able to access their data warehouses through private networks and over the world wide web. The Company's products have been designed to address the three main elements of a data warehouse: load processing, warehouse data management and query processing. All of the Company's products are available on the industry leading UNIX platforms, which include AT&T GIS, Digital, Hewlett-Packard, IBM, Sequent, Sun, and Unisys. Pricing of the Company's products depends on a number of factors, including the size of the computer system, number of named users and number of processors. The Company's software products include:

  RDBMS Products. The RDBMS products are based on the Red Brick Warehouse product and technologies and include:

  . Red Brick Warehouse. Red Brick Warehouse is an RDBMS product specifically designed to meet the needs and requirements of a data warehouse environment. Red Brick Warehouse targets data warehouses implemented on symmetric multi-processing server systems, typically at the division or profit center level within an organization. In October, 1996, the Company introduced Version 5.0 of the Red Brick Warehouse product. The 5.0 release features advances in performance, scalability, and functionality including data mining functionality fully integrated into the data warehouse RDBMS engine. Substantially all of the Company's installations to date have been the Red Brick Warehouse product.

  . Red Brick Warehouse for Windows NT. Red Brick Warehouse for Windows NT is an RDBMS product designed for data warehouse and data mart applications running on Intel-based Windows NT servers.

  . Red Brick Warehouse xPP. Red Brick Warehouse xPP is a specialized version of the Red Brick Warehouse product designed to be implemented on massively parallel systems, typically at the enterprise level of an organization.

  . Red Brick Warehouse for Workgroups. Red Brick Warehouse for Workgroups is a version of the Red Brick Warehouse product designed to be implemented on single processor systems, typically at the workgroup level within an organization.

  Each of the Company's four RDBMS products can work together in a networked configuration.

  Connectivity Software. The Company offers connectivity software to provide efficient and effective client/server access to Red Brick Warehouse, ensuring maximum flexibility in selecting computing environments, as well as complementing existing investments in information technology. These products include:

  . Red Brick Warehouse Connect. Red Brick Warehouse Connect performs a single multi-threaded process on the server with Red Brick Warehouse, which establishes and manages client-to-server communications with Red Brick Warehouse.

  . Red Brick ODBC. Red Brick ODBC is a connectivity software product which is installed on client machines connected to Red Brick RDBMS and provides complete access to the Red Brick Warehouse in accordance with Open Database Connectivity specifications.

  . Sybase Open Client. Sybase Open Client, which the Company licenses from Sybase, Inc. ("Sybase"), is installed on client machines connected to the Red Brick RDBMS and provides for client/server access to Red Brick Warehouse.

  Administration Tools. These tools are designed for IT professionals and business managers within organizations to implement their data warehouse applications effectively and include:

  . Auto Aggregate. Auto Aggregate provides the capability to create summary records for incoming OLTP data automatically, and is a tool for accepting or rejecting incoming records based on pre-determined criteria.

  . RISQL Reporter. RISQL Reporter allows organizations to cope with batch reporting needs by quickly generating formatted "business intelligence" reports to enhance the use and understanding of query results.

  . Backup/Restore. Backup/Restore provides for quick and easy recovery of data warehouse data in the event of a system failure.

  . Enterprise Control & Coordination. Enterprise Control & Coordination enables the management of networked data warehouses with integrated and seamless control and coordination of data across any number of data warehouses around the world.

  . Parallel Table Management Utility. Parallel Table Management Utility allows better utilization of multi-processor hardware systems for data loading, performs data conversion, index building and verification of referential integrity, and handles unexpected failure in the middle of multi-tape load processes, allowing efficient and effective recovery.

  A typical initial purchase by a customer includes the purchase of one or two RDBMS product licenses and two or more of the administration tools offered by the Company. While the tools are not required in an initial data warehouse implementation, organizations realize the benefits gained by using these tools in managing and optimizing their data warehouses as they begin to bring their data warehouse implementations into production and as the number, size and complexity of their data warehouse implementations grow. Customers are required to purchase connectivity software, as well as first-year maintenance, with Red Brick Warehouse, and many customers also purchase new computer hardware and consulting services from third parties when implementing a data warehouse. The Company often sells a customer additional data warehouse applications as the customer implements additional data warehouse systems across the organization.

TECHNOLOGY

  The Company has developed core proprietary technologies that effectively address the three key components of data warehousing (load processing, warehouse data management and query processing), and further directs efforts toward a number of key requirements within each component area.

  STARindex and STARjoin. STARjoin is a critical technology for Red Brick Warehouse performance. With STARjoin, multiple relational tables may be joined at one time in a fast, single-pass operation as compared to conventional technologies that join tables one pair at a time, requiring the creation of many temporary tables for complex queries. The STARjoin technology allows Red Brick Warehouse to join two or more tables in a single step. A typical query in a Red Brick Warehouse application will join more than five tables in a single step. The STARjoin algorithm uses the STARindex to accelerate join processing. The STARindex relates rows in the various tables of a database using a compact, easily-maintained structure. The STARindex is completely transparent to end-users and is created and maintained by the database administrator like any other standard B-Tree index used in most relational database products.

  Parallel Query. Red Brick Warehouse includes complete parallel query processing technology. On parallel hardware systems, each query is automatically divided into multiple sub-parts, each of which is processed at the same time on different processors, which improves query performance time.

  Segmented Storage. The Company's Segmented Storage architecture allows tables and indexes to be distributed intelligently across the many disks that comprise a large data warehouse. As a result, the database is better organized, easier to manage, more reliable and provides improved performance. The ability to manage the sub-components of a very large data warehouse separately makes the management of terabyte-sized warehouses achievable.

  Pipelined Parallel Load. The Load Data function is designed to perform complete load processing. The loader not only places row data into a target database table, but also performs data format conversions, referential integrity checking and multiple index building as one concurrent, integrated operation. The parallel loader uses an Adaptive Pipeline Parallel technology that allows each row being loaded to move through a set of steps, with a different processor performing each step.

  RISQL Extensions. Structured Query Language ("SQL") has long been established as the standard for relational database access. The Company has implemented a rich set of SQL extensions, called RISQL (Red Brick Intelligent
SQL), which allow Red Brick Warehouse users to ask many practical business questions that cannot be asked with SQL alone. These RISQL extensions allow the server to directly process queries involving rankings, moving averages, running totals and a variety of other important business measures. Using RISQL extensions, most business queries can be completely processed by the server, thus eliminating the need for client-side post processing.

  TARGETindex. Based in part on bit-mapped index technologies, TARGETindex provides for very fast selection of groups from large, multi-attribute lists, such as targeting a micro market from a large customer list.

  Fast Group Calculations. Red Brick Warehouse contains technology to process group calculations in memory. Specialized data structures are used to store the group results in memory, eliminating significant disk input/output and processing time.

  Dynamic Optimization. Red Brick Warehouse takes a fundamentally different approach than traditional OLTP RDBMSs to query optimization, using Dynamic Optimization to repeatedly re-evaluate its query execution strategy while the query is running to produce substantially better performance.

  On Demand Parallel. The Company's On-Demand Parallel query processing includes special technology that adapts and changes the degree of parallelism used to dynamically achieve maximum throughput, assuring optimized performance in changing multi-user environments with varying workloads.

  Integrated Data Mining. Red Brick Data Mine Option is server-based software fully integrated into the Red Brick Warehouse RDBMS engine. It is used to read very large volumes of data--hundreds of millions of rows and hundreds of attributes to--find patterns, trends, and relationships that would be difficult to find with traditional drill-down querying techniques. Using models based on these relationships, users are better able to predict the impact of decisions on their customers, businesses, and markets.

  Continually Adaptive Indexing. Red Brick's new Continually Adaptive Indexing extends TARGETindex technology to provide indexes which automatically and continually adapt to the data that is being indexed. Red Brick Warehouse automatically selects the optimal index type on a per value, not per index basis, which enables considerable speed and efficiency gains.

  Hybrid Hash Join. Red Brick's hybrid hash join includes sophisticated optimizations such as full sub-join recursion (needed to efficiently handle very large joins), role reversal (needed to efficiently join dissimilarly sized tables) and bit filtering (needed to improve hash join efficiency). For the end user, Red Brick's advanced hash join can more quickly process queries against complex schemas.

CUSTOMERS AND MARKETS

  To date, the Company has issued more than 200 software licenses to customers in a variety of industries. The Company's customers include: 3M, 360 Communications Group, AT&T, Barnes & Noble, Bell Atlantic Network Services, BellSouth, Catalina Marketing, efficient market services, Estee Lauder, General Mills, Healthsource, Hewlett-Packard, Holiday Inn, Mobil Oil, NASA, Reuters Information Services, Sara Lee Corp., and Tenneco Packaging.

SALES AND MARKETING

  The Company markets its products primarily through its direct sales and service force. The Company employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of its customers' information and business management staffs. The Company has domestic sales or support staff located in California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia, and Washington, and international offices near London, England, and in Sydney, Australia, and Tokyo, Japan. In addition to its direct sales and marketing efforts, the Company utilizes advertising, direct mail and public relations programs, participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

  The Company provides customers maximum flexibility and choice in building data warehouse applications, and has established a "PaVER" (Partner and Value-Extended Reseller) Program to foster relationships with third parties whose products and services are often used in conjunction with Red Brick Warehouse. The PaVER program provides Red Brick Warehouse customers the ability to utilize existing technologies or select from a broad group of front-end tools when implementing data warehouse systems. The Company has more than 75 vendors in its PaVER Program. During 1996, the Company implemented its PaVER Gold Program, a technical certification initiative designed to provide Red Brick Warehouse users with a choice of software products that exploit the specialized decision support capabilities of Red Brick Warehouse. In the PaVER Gold program, partners have committed to tight interoperability between their software products and Red Brick Warehouse, to support future releases of Red Brick Warehouse within a specified amount of time after each release, and to establish reciprocal technical support links with the Company to quickly resolve technical issues with joint customers.

  The Company recently expanded its reseller program in the United States, Canada, Europe, and Asia/Pacific Rim to recruit, train and support value-added resellers and system integrators on how to identify market opportunities and use the Company's products, including RDBMS products, connectivity software and administration tools, to build data warehouse applications. The Company believes that such resellers could develop applications for targeted markets, such as healthcare, manufacturing, finance and banking, insurance, legal, telecommunications and retail. The Company offers the resellers discounts on products and training, and field level assistance from the Company's direct sales force.

  In December 1996, the Company promoted Alexander Wilson, formerly Vice President North American Sales, to the position of Vice President Worldwide Sales, replacing Thomas Henn. Also in December 1996, Christopher Grejtak, who had been serving as the Company's Vice President, Marketing, left the Company. Mr. Erickson has been acting as the Company's Vice President, Marketing, until the successful conclusion of an executive search for Mr. Grejtak's replacement. This transition in sales and marketing management could have an adverse effect on the Company's operating results for the quarter ending March 31, 1997, and the year ending December 31, 1997.

MAINTENANCE AND SERVICES

  The Company believes that providing superior customer service is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers to implement data warehouse applications quickly. Most of the Company's customers currently have maintenance agreements that entitle them to technical support, training and periodic upgrades. The Company also offers additional training and consulting services on a fee basis.

  Technical Support. The Company has established a centralized corporate technical service group that is supported by the consulting and field engineering groups. The Company provides customers with a comprehensive array of services, including software updates, documentation updates, telephone support, product maintenance, emergency response and access to a product enhancement request database. The Company offers up to 24 hours a day, 7 days a week telephone coverage.

  Training. The Company offers customer training workshops on Red Brick Warehouse and database modeling. Regularly scheduled courses are offered at the Company's headquarters in Los Gatos, California. Individual customer workshops are provided at the customers' facilities.

  Consulting. The Company offers a variety of solution-oriented consulting services delivered either by specialists from the Company or through a network of third-party consultants trained and certified on Red Brick Warehouse. These services include data warehouse design and modeling, data preparation, data loading, installation, implementation, systems maintenance and upgrading.

RESEARCH AND DEVELOPMENT

  The Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new products for the data warehouse software market. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology or products from third parties.

  The Company currently plans to release new versions of its Red Brick Warehouse at least annually and to continue to develop new administration tools to be used with Red Brick Warehouse. These potential new versions and administration tools are subject to significant technical risks. The Company may experience delays in the commencement of commercial shipments of potential new versions and administration tools, resulting in delay or loss of product revenues. If the potential new versions of Red Brick Warehouse or the potential new application tools do not achieve market acceptance, or the Company is unable, for technological or other reasons, to develop, introduce and sell such versions or application tools in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products after their introduction. When the Company discovers a software error in a product, the Company's customer service and research and development organizations typically work with the customer in an attempt to resolve the problem. In most cases, the Company can provide a solution over the phone. Occasionally, a Company representative may visit a customer site to assist the customer in solving the problem. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  As of December 31, 1996, the Company's research and development staff consisted of 56 employees. The Company's total expenses for research and development for fiscal 1996 were $6.3 million. The Company believes that research and development expenses will continue to increase in dollar amounts in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

COMPETITION

  The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, International Business Machines Corporation ("IBM"), and NCR/Teradata. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse market continues to develop and expand. The Company believes that the principal competitive factors affecting its market include first-to-market product capabilities, product performance, price, support of industry standards, ease of use, and customer and technical support and service. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

  Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the

Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including but not limited to requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company has not been notified that the Company's products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November 1997 or if the Company is unable to renew the agreement in November 1997, the Company will have to develop alternative technology. In July 1996 the Company announced the acquisition of a perpetual worldwide source code license for client/server connectivity software which the Company plans to use to provide an alternative to the Sybase products. There can be no assurance that the Company will be able to renew the agreement with Sybase, develop alternative technology or license alternative technology from another source on a timely basis. If the Company does not renew the agreement with Sybase, develop alternate technology or license alternate technology from another source prior to the termination of its arrangement with Sybase, the Company's business, operating results and financial condition would be materially adversely affected.

EMPLOYEES

  As of December 31, 1996 the Company had a total of 248 employees, of which 236 were based in the United States, eight were based in the United Kingdom, one was based in Canada, and three were based in Australia. Of the total, 135 were engaged in sales and marketing, 56 were in research and development, 14 were in customer support, and 43 were in finance, administration, and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a materially adverse affect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past, and may in the future, varied significantly depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products during the quarters ending in June and December, and weaker demand in the quarters ending in March and September. The Company believes this pattern will continue and, accordingly, anticipates that total revenues and net income, if any, in the quarter ending March 31, 1997, may be lower than in the quarter ended December 31, 1996.

  Competition. The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of December 31, 1996, the Company had an accumulated deficit of $8.5 million. The Company's profitability has been marginal and there can be no assurance that the Company will remain profitable on a quarterly basis or on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

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

  Product Concentration. Substantially all of the Company's revenues have been attributable to sales of licenses of Red Brick Warehouse. These products are currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on licensing of other Company products that may be licensed to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

  Dependence on New Products and Rapid Technological Change. The market for the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction by others of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products or product enhancements would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected.

  Customer Concentration. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. In 1994, sales to Digital Equipment Corporation and efficient market services accounted for 12% and 11% of total revenues, respectively. In 1995, sales to Unisys Corporation ("Unisys"), a reseller of the Company's products, accounted for 21% of total revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The Company believes that additional purchases of software licenses from Unisys during 1997 will account for little, if any, incremental revenue. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

  Risk of Product Defects. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered software errors in certain of its new products after their introduction. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

  Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. In December 1996, Thomas Henn, who had been serving as the Company's Vice President of Worldwide Sales, and Christopher Grejtak, who had been serving as the Company's Vice President of Marketing, decided to leave the Company. Also in December 1996, the Company promoted Alexander Wilson, formerly Vice President North American Sales, to the position of Vice President Worldwide Sales, and Mr. Erickson began acting as the Company's Vice President Marketing until the successful conclusion of an executive search for Mr. Grejtak's replacement. The Company believes that there may be a transition period before the new sales management team becomes fully productive. These changes in sales and marketing management as well as the loss of the services of one or more of the Company's key employees in the future could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel.
The Company intends to hire a significant number of additional sales and technical personnel in 1997. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1995 and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

  Management of Changing Business. The Company has recently experienced a period of significant growth in revenues that has placed a serious strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

  Expansion of Indirect Channels. An integral part of the Company's strategy is to further develop a channel of distributors, value added resellers (VARs), and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

  International Operations. The Company's international revenues in 1996 accounted for 10% of total revenues and in 1995 accounted for less than 10% of total revenues. The Company intends to continue to expand and maximize the sales potential of its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in 1997 and subsequent periods, the Company believes it may need to restructure some of its existing international operations, establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

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

  The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November 1997, or if the Company is unable to renew the agreement in November 1997, the Company will have to develop alternative technology or license alternative technology from another source. During the second quarter of 1996, the Company acquired a license to further develop and offer an alternative connectivity product. There can be no assurances that this alternative product will be available in the near future or will perform adequately as a replacement to the products licensed to the Company by Sybase. If the Company does not renew the Sybase agreement or is not able to adequately develop this alternative product prior to the termination of its arrangement with Sybase, the Company's business, operating results, and financial condition could be materially adversely affected.

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

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing, support, and research and development facility is located in approximately 37,700 square feet of space in Los Gatos, California. The lease on this office space expires in May 1998. The Company has experienced significant growth in the number of employees during 1996. As a result of such growth, the Company is currently seeking additional facilities in which to operate in the greater Los Gatos and South Bay community. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The Company currently leases other domestic sales offices throughout the United States, as well as international offices in the United Kingdom, Australia, and Japan.

ITEM 3. LEGAL PROCEEDINGS

  There are no pending material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information regarding the current executive officers of the Company as of February 28, 1997:

             NAME           AGE                   POSITION
             ----           ---                   --------
   Christopher G. Erickson.  48 President, Chief Executive Officer, and
                                 Chairman of the Board
   Phillip M. Fernandez....  36 Senior Vice President, Products and Services
   Robert C. Hausmann......  33 Vice President, Finance and Administration,
                                 Chief Financial Officer, and Secretary
   Alexander Wilson........  47 Vice President, Worldwide Sales

  Mr. Erickson joined the Company in February 1993 as President and Chief Executive Officer and as director. In September 1995, Mr. Erickson was also elected Chairman of the Board of the Company. From November 1980 to January 1993, Mr. Erickson was employed by Tandem Computers Incorporated ("Tandem"), a manufacturer of computers and related products, where he served as President of Tandem Telecommunications Systems and most recently as Vice President and General Manager, Tandem Division. Prior to joining Tandem, Mr. Erickson was employed by Wells Fargo Bank, N.T. & S.A., a banking institution. Mr. Erickson holds a BA degree in economics from the University of California, Santa Barbara and an MBA from the University of California, Berkeley.

  Mr. Fernandez joined the Company in December 1991 as Vice President, Engineering. In November 1996, Mr. Fernandez was promoted to Senior Vice President, Products and Service. From March 1989 to November 1991, Mr. Fernandez was employed by Metaphor Computer Systems, a computer software company, most recently as Director, Systems Software Development. Prior to that time, Mr. Fernandez was employed by Stanford University from March 1986 to March 1989, most recently as Director of Data and Technology Resources. Mr. Fernandez holds a B.A. in history from Stanford University.

  Mr. Hausmann joined the Company in October 1991 as Director, Finance and Administration and Secretary, and in October 1992 became Vice President, Finance and Administration and Chief Financial Officer. From September 1990 to September 1991, Mr. Hausmann was employed by Cadence Design Systems, Inc., an electronic design automation software company, as Controller and Director of Finance of the I.C. Division. Prior to that time, Mr. Hausmann was employed for more than five years at Centura Software, a developer of programmer productivity tools, most recently as Controller. Mr. Hausmann holds a B.A. in finance and accounting from Bethel College and an MBA from Santa Clara University.

  Mr. Wilson joined the Company as Area Director in 1994. In 1995 he was promoted to Vice President North American Sales. From August 1988, to July 1994, Mr. Wilson was employed by Computer Associates International, Inc., a software company, most recently as vice president of the Midwest Division. Prior to that time. Mr. Wilson worked for Applied Data Research, a software company, where he was responsible for international distributions through the Asia-Pacific Rim. Mr. Wilson holds a degree from the Institute of Marketing Management in Capetown, South Africa.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock has been traded on the Nasdaq National Market under the symbol REDB since the Company's initial public offering on January 22, 1996. According to the records of the Company's transfer agent, the Company had approximately 173 stockholders of record as of February 28, 1997. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sale price as of the close of market of the Company's Common Stock in each of the Company's last four fiscal quarters.

                                                                   HIGH   LOW
                                                                  ------ ------
     FISCAL 1996:
       First Quarter (from January 22, 1996)..................... $53.75 $18.00
       Second Quarter............................................ $60.75 $33.50
       Third Quarter............................................. $35.25 $19.00
       Fourth Quarter............................................ $27.50 $18.75

  The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company is restricted by its line of credit agreement in its ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                 1996      1995      1994      1993     1992
                                -------  --------  --------  --------  -------
                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                  DATA)
STATEMENT OF OPERATIONS DATA:
 Total revenue................. $36,035  $ 20,605  $  8,502  $  2,564  $ 1,691
 Income (loss) from operations.   1,537       579    (1,416)   (2,862)  (3,025)
 Net income (loss).............   3,818       308  $ (1,481) $ (2,935) $(3,170)
 Net income per share(1)....... $  0.30  $   0.03
 Shares used in computing net
  income per share(1)..........  12,668     9,965
BALANCE SHEET DATA:
 Cash and equivalents.......... $14,552  $  2,998  $  1,958  $  2,747  $   560
 Working capital...............  40,308     2,613     1,554     3,553      139
 Total assets..................  53,368    10,977     6,510     4,887    1,576
 Long-term obligations.........     396     1,068     1,131       194      324
 Accumulated deficit...........  (8,507)  (12,325)  (12,633)  (11,152)  (8,217)
 Total stockholders' equity.... $42,924  $  3,720  $  2,262  $  3,741  $   417

--------
(1) Prior to 1995, statement of operations data omit the historical net income per share, as it was not presented in the initial public offering registration statement pursuant to SEC guidelines. Pro forma net income per share is presented for 1995. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section above entitled "Risk Factors That May Affect Future Results," in Item 1 of this report as well as those risks discussed in this section and elsewhere in this report.

                                   OVERVIEW

  The Company develops, markets and supports Red Brick Warehouse, a high-performance, client/server RDBMS that is specifically designed for data warehouse applications. The Company was founded in July 1986 as a consulting company to address the issues associated with gaining access to large data stores. During the period from inception to late 1989, the Company developed various tools and technologies intended to address these issues. In late 1989, the Company began to develop technology for a new RDBMS focused on decision support and data warehouse applications. The Company made its initial product shipments of Red Brick Warehouse in December 1991. Since that time, the Company has released new versions of Red Brick Warehouse at least annually, as well as administration tools that are sold as options to Red Brick Warehouse. The Company's administration tools enable IT professionals and business managers within organizations to implement their data warehouse applications effectively.

  As of December 31, 1996, the Company had an accumulated deficit of $8.5 million. There can be no assurance that the Company will remain profitable on a quarterly basis or achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

  Substantially all of the Company's revenues have been attributable to sales of licenses of Red Brick Warehouse. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for or failure to achieve broad market acceptance of Red Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on sales of other Company products that may be sold to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

  A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that its products are priced competitively with most of its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it could face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results, and financial condition if the Company were unable to increase unit sales.

                             RESULTS OF OPERATIONS

REVENUES

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1996    CHANGE  1995    CHANGE  1994
                                         -------  ------ -------  ------ ------
                                                (DOLLARS IN THOUSANDS)
Software license........................ $29,242    86%  $15,742   153%  $6,218
Percentage of total revenues............    81.1%           76.4%          73.1%
Maintenance and service................. $ 6,793    40%  $ 4,863   113%  $2,284
Percentage of total revenues............    18.9%           23.6%          26.9%
  Total revenues........................ $36,035    75%  $20,065   142%  $8,502

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized ratably over the term of the contract. Consulting and training revenues are recognized at the time the service is performed. Revenue under software development agreements is recognized using the percentage-of-completion method based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return. However, reserves are maintained for potential credit losses.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications, and typically has a selling price in excess of $100,000. The increases in software license revenues in 1996 and 1995 were primarily attributable to increases in the number of units sold. The Company intends to continue to enhance its current software products, as well as to develop new products. The Company expects that prior growth rates of the Company's software license revenues will not be sustainable in the future.

  The Company's indirect channels have accounted for approximately 12% of total revenue in 1996. The Company is currently investing, and intends to continue to invest, significant resources in developing indirect channels, which could adversely affect the Company's operating results if the Company's efforts do not generate additional license revenues. There can be no assurance that the Company will be able to attract distributors, VARs and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs or system integrators could adversely affect the Company's results of operations. In addition, if the Company is successful in selling its products through this channel, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

  Maintenance and Service Revenues. The growth in maintenance and service revenues is primarily attributable to increased licensing activity and the renewal of maintenance contracts after the initial one-year term. The Company expects that prior growth rates of the Company's maintenance and service revenues will not be sustainable in the future.

  For the year ended December 31, 1996, sales to no one customer accounted for more than 10% of total revenues. For the year ended December 31, 1995, sales to Unisys accounted for 21% of total revenues. For the year ended December 31, 1994, sales to Digital Equipment and efficient market services accounted for 12% and 11% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. The Company believes that additional purchases of software licenses from Unisys during 1997 will not account for little, if any, incremental revenue. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

  The Company's international revenues for the year ended December 31, 1996, were 10% of revenues and less than 10% of total revenues for the years ended December 31, 1995 and 1994. The 1996 sales were attributable to seven customers, the 1995 sales to ten customers, and the 1994 sales to one customer. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1996   CHANGE  1995   CHANGE 1994
                                             ------  ------ ------  ------ ----
                                                  (DOLLARS IN THOUSANDS)
Software license............................ $1,136    66%  $  685   117%  $316
Percentage of total revenues................    3.2%           3.3%         3.7%
Maintenance and service..................... $3,357   108%  $1,615   213%  $516
Percentage of total revenues................    9.3%           7.8%         6.1%
Total cost of revenues...................... $4,493    95%  $2,300   176%  $832
Percentage of total revenues................   12.5%          11.2%         9.8%

  Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. The increase in the dollar amount of cost of software license revenues reflected the higher volume of product shipped. The Company believes that the cost of software license revenues will increase in dollars and may increase as a percentage of revenues.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the year ended December 31, 1996, increased over such costs for the year ended December 31, 1995, as a result of increased personnel-related costs as the Company continued to expand its customer service organizations to support the increase in sales. The increase in costs as a percentage of the related maintenance and service revenues for the year ended December 31, 1995 over the year ended December 31, 1994 was primarily attributable to the growth in personnel-related costs associated with building the customer support and training organizations, which outpaced the growth in maintenance and service revenues during such period. The Company believes that the cost of maintenance and service revenues will increase in dollars and may increase as a percentage of revenues in the future as the Company continues to build its customers service organizations.

OPERATING EXPENSES

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1996    CHANGE  1995    CHANGE  1994
                                         -------  ------ -------  ------ ------
                                                (DOLLARS IN THOUSANDS)
Sales and marketing..................... $20,410    85%  $11,011    95%  $5,650
Percentage of total revenues............    56.6%           53.4%          66.5%
Research and development................ $ 6,256    24%  $ 5,033    77%  $2,848
Percentage of total revenues............    17.4%           24.4%          33.5%
General and administrative.............. $ 2,839    69%  $ 1,682   186%  $  588
Percentage of total revenues............     7.9%            8.2%           6.9%
In-process technology................... $   500     *   $   --      *   $  --
Percentage of total revenues............     1.4%            --             --
Total operating expenses................ $30,005    69%  $17,726    95%  $9,086
Percentage of total revenues............    83.3%           86.0%         106.9%

--------
*  Not meaningful.

  Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions of all personnel involved in the sales process, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The 1996 over 1995 and 1995 over 1994 increases in sales and marketing expenses were primarily due to the expansion of the Company's sales operations and increased marketing activities, including promotional expenses. The Company believes that such expenses will increase in dollar amount and may increase as a percentage of revenues in the future as the Company expands its sales and marketing activities.

  Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increases in research and development expenses were primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of December 31, 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

  General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. The increase in dollar amount from 1994 through 1996 in general and administrative expenses was primarily attributable to hiring of additional personnel. The Company believes that its general and administrative expenses will increase in dollar amount in the future and may increase as a percentage of revenues in the future as the Company continues expanding its staffing and incurring costs associated with requirements operating as a public company.

  In-process technology. In the second quarter of 1996, the Company acquired in-process technology associated with a $500,000 licensing arrangement. The acquired in-process technology had not reached technological feasibility and did not have alternative future uses.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

                                           FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                            1996   CHANGE  1995   CHANGE 1994
                                           ------  ------  -----  ------ -----
                                                (DOLLARS IN THOUSANDS)
   Interest and other income.............. $1,743  1,754%  $  94    68%  $  56
   Interest expense....................... $ (234)     5%  $(222)   83%  $(121)

  Interest and other income primarily represents interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income increased during the year ended December 31, 1996, due to the investment of the proceeds received from the Company's initial public offering. The Company's interest expense was due primarily to capital leases of computer equipment.

PROVISION (BENEFIT) FOR INCOME TAXES

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                             1996   CHANGE 1995 CHANGE 1994
                                             -----  ------ ---- ------ ----
                                                (DOLLARS IN THOUSANDS)
   Provision (benefit) for income taxes..... $(687)   *    $143   *    $--

--------
*  Not meaningful.

  The 1996 tax benefit reflects a new-time adjustments of $1,000,000 to recognize a deferred tax asset for the anticipated future benefit of tax operating loss and credit carryforwards. Although realization is not assured, the Company believes that it is now more likely than not that it will generate future taxable income sufficient to realize the benefit of this deferred tax asset. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for the valuation allowance.

  After adjusting for this tax benefit, the effective tax rate for 1996 was 10%, which compares with an effective tax rate of 32% for 1995. There was no tax provision for 1994 as the Company incurred an operating loss. The adjusted provision for income taxes for 1996 differs from a provision calculated by applying the federal income tax rate (34%), primarily due to the utilization of net operating loss carryforwards, offset by domestic alternative minimum taxes and foreign taxes. The effective tax rate for 1996 was lower than for 1995 due to the reduction in the impact of domestic alternative minimum taxes relative to pre-tax book income.

  The Company anticipates that its effective tax rate for 1997 will increase, but will be less than the statutory rate due to the anticipated utilization of tax operating loss and credit carryforwards.

  As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $4.4 million and $3.6 million, respectively, and federal and state research credit carryforwards of $430,000 and $290,000, respectively. Utilization of approximately $1.5 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. These carryforwards will expire from 1998 through 2009.

MINORITY INTEREST, NET INCOME (LOSS), AND EARNINGS PER SHARE

                                          FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                          1996   CHANGE  1995   CHANGE  1994
                                         ------  ------  -----  ------ -------
                                               (DOLLARS IN THOUSANDS)
   Minority Interest.................... $   85      *   $ --      *   $   --
   Percentage of total revenues.........    0.2%           --              --
   Net income (loss).................... $3,818  1,140%  $ 308     *   $(1,481)
   Percentage of total revenues.........   10.6%           1.5%          (17.4)%
   Net income per share(1).............. $ 0.30    875%  $0.03     *       n/a

--------
 * Not meaningful.
(1) Prior to 1995, statement of operations data omit the historical net income per share, as it was not presented in the initial public offering registration statement pursuant to SEC guidelines. Pro forma net income per share is presented for 1995.

OTHER

  The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its International sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

                                                               DECEMBER 31,
                                                           ---------------------
                                                            1996    1995   1994
                                                           ------- ------ ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Working capital........................................ $40,308 $2,613 $1,554
   Cash and cash equivalents and short-term investments... $35,151 $2,998 $1,958

  Working capital increased at December 31, 1996 over that at December 31, 1995, primarily due to the proceeds received from the initial public offering, and an increase in accounts receivable. Working capital increased at December 31, 1995 over that at December 31, 1994, primarily due to an increase in cash and cash equivalents and accounts receivable.

                                                           FOR THE YEAR
                                                        ENDED DECEMBER 31,
                                                      ------------------------
                                                        1996    1995    1994
                                                      --------  -----  -------
                                                      (DOLLARS IN THOUSANDS)
   Cash provided by (used in) operating activities... $   (158) $ 796  $(1,714)
   Cash used in investing activities................. $(22,357) $(112) $  (168)
   Cash provided by financing activities............. $ 34,069  $ 356  $ 1,093

  For the year ended December 31, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and prepaid expenses and other current assets, and a decrease in accounts payable, offset by increases in accrued expenses and compensation and deferred revenue, and by net income adjusted for non-cash items. For the year ended December 31, 1995, net cash provided by operations was primarily from net income and increases in accrued expenses and compensation, deferred revenue, and accounts payable partially offset by an increase in accounts receivable. For the year ended December 31, 1994, net cash used in operations was primarily due to a net loss and an increase in accounts receivable, partially offset by an increase in deferred revenue and accrued expenses and compensation.

  For the year ended December 31, 1996, the Company's investing activities consisted of purchases of investment grade, interest-bearing securities, as well as purchases of property and equipment. Capital expenditures were approximately $1.7 million for 1996, compared to $85,000 for 1995, and $71,000 for 1994. The Company's 1995 and 1994 investing activities consisted primarily of purchases of property and equipment for the Company's growing employee base. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

  The cash provided by financing activities during the year ended December 31, 1996, was primarily from the initial public offering in January 1996. The cash provided by financing activities during the year ended December 31, 1995, was primarily from the sale of preferred and common stock, partially offset by principal payments made on capital lease obligations. The cash provided by financing activities during the year ended December 31, 1994, was primarily from proceeds from sale and leaseback agreements.

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

  The Company believes that its current cash balance, its credit facility, and the expected cash flow provided by operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RED BRICK SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Ernst & Young LLP, Independent Auditors........................  25
   Consolidated Balance Sheets as of December 31, 1996 and 1995.............  26
   Consolidated Statements of Operations for the Years ended December 31,
    1996, 1995, and 1994....................................................  27
   Consolidated Statements of Stockholders' Equity for the Years ended
    December 31, 1996, 1995, and 1994.......................................  28
   Consolidated Statements of Cash Flows for the Years ended December 31,
    1996, 1995, and 1994....................................................  29
   Notes to Consolidated Financial Statements...............................  30
   The following financial statement schedule of The Registrant is filed as part of this report:
     Schedule II--Valuation and Qualifying Accounts.........................  42

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Red Brick Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Red Brick Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Brick Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
January 14, 1997

                            RED BRICK SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                             -------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $14,552  $  2,998
  Short-term investments....................................  20,559       --
  Accounts receivable, net of allowances of $958 in 1996 and
   $670 in 1995.............................................  13,106     5,511
  Prepaid expenses and other current assets.................   1,213       293
  Deferred tax assets.......................................     850       --
                                                             -------  --------
    Total current assets....................................  50,320     8,802
Property and equipment, net.................................   2,693     1,980
Other assets................................................     205       195
Deferred tax assets.........................................     150       --
                                                             -------  --------
    Total assets............................................ $53,368  $ 10,977
                                                             =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Note payable to stockholder............................... $   --   $     33
  Accounts payable..........................................     316       658
  Accrued expenses..........................................   2,565     1,251
  Accrued compensation......................................   2,191     1,258
  Deferred revenue..........................................   4,180     2,015
  Capital lease obligations due within one year.............     760       974
                                                             -------  --------
    Total current liabilities...............................  10,012     6,189
                                                             -------  --------
Capital lease obligations...................................     396     1,068
Minority interest...........................................      36       --
Commitments
Stockholders' equity:
  Preferred stock, $.0001 par value; 2,000 shares authorized
   in 1996; no shares outstanding...........................     --        --
  Convertible preferred stock, $.0001 par value; 10,000
   shares authorized; none and 5,863 shares issued and
   outstanding in 1996 and 1995, respectively...............     --          1
  Common stock, $.0001 par value; 20,000 shares authorized;
   11,346 and 2,556 shares issued and outstanding in 1996
   and 1995, respectively...................................       1         1
  Additional paid in capital................................  51,570    16,269
  Accumulated deficit.......................................  (8,507)  (12,325)
  Deferred compensation.....................................     (36)      (49)
  Translation adjustment....................................       4       --
                                                             -------  --------
                                                              43,032     3,897
  Notes receivable from stockholders........................    (108)     (177)
                                                             -------  --------
    Total stockholders' equity..............................  42,924     3,720
                                                             -------  --------
    Total liabilities and stockholders' equity.............. $53,368  $ 10,977
                                                             =======  ========

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Revenues:
  Software license.................................. $29,242  $15,742  $ 6,218
  Maintenance and service...........................   6,793    4,863    2,284
                                                     -------  -------  -------
    Total revenues..................................  36,035   20,605    8,502
Cost of revenues:
  Software license..................................   1,136      685      316
  Maintenance and service...........................   3,357    1,615      516
                                                     -------  -------  -------
    Total cost of revenues..........................   4,493    2,300      832
                                                     -------  -------  -------
     Gross margin...................................  31,542   18,305    7,670
Operating expenses:
  Sales and marketing...............................  20,410   11,011    5,650
  Research and development..........................   6,256    5,033    2,848
  General and administrative........................   2,839    1,682      588
  In-process technology.............................     500      --       --
                                                     -------  -------  -------
    Total operating expenses........................  30,005   17,726    9,086
                                                     -------  -------  -------
     Income (loss) from operations..................   1,537      579   (1,416)
Interest and other income...........................   1,743       94       56
Interest expense....................................    (234)    (222)    (121)
                                                     -------  -------  -------
   Income (loss) before provision (benefit) for
    income taxes and minority interest..............   3,046      451   (1,481)
Provision (benefit) for income taxes ...............    (687)     143      --
                                                     -------  -------  -------
   Income (loss) before minority interest...........   3,733      308   (1,481)
Minority interest in net loss of consolidated
 subsidiary.........................................      85      --       --
                                                     -------  -------  -------
    Net income (loss)............................... $ 3,818  $   308  $(1,481)
                                                     =======  =======  =======
Net income per share (pro forma for 1995)........... $  0.30  $  0.03
                                                     =======  =======
Shares used to compute net income per share (pro
 forma for 1995)....................................  12,668    9,965
                                                     =======  =======


          See accompanying notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                    CONVERTIBLE
                     PREFERRED                                                          NOTES
                       STOCK      COMMON STOCK   ADDITIONAL                           RECEIVABLE                  TOTAL
                   -------------- --------------  PAID-IN   ACCUMULATED   DEFERRED       FROM     TRANSLATION STOCKHOLDERS'
                   SHARES  AMOUNT SHARES  AMOUNT  CAPITAL     DEFICIT   COMPENSATION STOCKHOLDERS ADJUSTMENT     EQUITY
                   ------  ------ ------  ------ ---------- ----------- ------------ ------------ ----------- -------------
Balance at
December 31,
1993.............   5,450   $  1     592   $--    $14,892    $(11,152)      $--         $ --         $--         $ 3,741
 Issuance of
 common stock....     --     --      775    --        124         --         --          (124)        --             --
 Exercise of
 stock options...     --     --       11    --          2         --         --                       --               2
 Net loss........     --     --      --     --        --       (1,481)       --                       --          (1,481)
                   ------   ----  ------   ----   -------    --------       ----        -----        ----        -------
Balance at
December 31,
1994.............   5,450      1   1,378    --     15,018     (12,633)       --          (124)        --           2,262
 Issuance of
 common stock....     --     --      220    --         70         --         --           (70)        --             --
 Exercise of
 stock options...     --     --    1,017    --        250         --         --           --          --             250
 Repurchase of
 common stock....     --     --      (59)   --        (12)        --         --           --          --             (12)
 Sale of
 preferred stock
 on exercise of
 warrants........     413    --      --     --        859         --         --           --          --             859
 Deferred
 compensation....     --     --      --     --         55         --         (55)         --          --             --
 Amortization of
 deferred
 compensation....     --     --      --     --        --          --           6          --          --               6
 Issuance of
 common stock
 warrants in
 connection with
 the sale of note
 receivable......     --     --      --     --         30         --         --           --          --              30
 Note receivable
 payment.........     --     --      --     --        --          --         --            17         --              17
 Net income......     --     --      --     --        --          308        --           --          --             308
                   ------   ----  ------   ----   -------    --------       ----        -----        ----        -------
Balance at
December 31,
1995.............   5,863      1   2,556    --     16,270     (12,325)       (49)        (177)        --           3,720
 Conversion of
 preferred to
 common..........  (5,863)    (1)  5,863      1       --          --         --           --          --             --
 Net exercise of
 warrants........     --     --      264    --        --          --         --           --          --             --
 Issuance of
 common stock,
 net of issuance
 costs...........     --     --    2,070    --     33,684         --         --           --          --          33,684
 Exercise of
 stock options,
 net of
 repurchases.....     --     --      217    --        244         --         --           --          --             244
 ESPP
 distribution....     --     --       90    --      1,372         --         --           --          --           1,372
 Sale of common
 stock on
 exercise of
 warrants........     --     --      286    --        --          --         --           --          --             --
 Amortization of
 deferred
 compensation....     --     --      --     --        --          --          13          --          --              13
 Translation
 adjustment......     --     --      --     --        --          --         --           --            4              4
 Note receivable
 payment.........     --     --      --     --        --          --         --            69         --              69
 Net income......     --     --      --     --        --        3,818        --           --          --           3,818
                   ------   ----  ------   ----   -------    --------       ----        -----        ----        -------
 Balance at
 December 31,
 1996............     --     --   11,346   $  1   $ 1,570    $ (8,507)      $(36)       $(108)       $  4        $42,924
                   ======   ====  ======   ====   =======    ========       ====        =====        ====        =======

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................  $  3,818  $   308  $(1,481)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation...................................     1,314      781      486
    Amortization...................................       119       76       13
    Deferred tax benefit...........................    (1,000)     --       --
    Loss on disposal of property and equipment.....       --         6        5
    Equipment received in exchange for product
     development and licenses......................       --       --      (835)
    Minority interest in subsidiary................        36      --       --
    Issuance of common stock warrants in connection
     with the sale of note receivable..............       --        30      --
    Changes in assets and liabilities:
      Accounts receivable..........................    (7,595)  (2,871)  (1,603)
      Prepaid expenses and other current assets....      (920)    (219)     (27)
      Accounts payable.............................      (342)     495      (93)
      Accrued expenses and compensation............     2,247    1,318      849
      Deferred revenue.............................     2,165      872      972
                                                     --------  -------  -------
        Net cash provided by (used in) operating
         activities................................      (158)     796   (1,714)
                                                     --------  -------  -------
Cash flows from investing activities:
  Purchases of short-term investments..............   (50,906)     --       --
  Proceeds from sales of short-term investments....    30,307      --       --
  Acquisition of property and equipment............    (1,748)     (85)     (71)
  Deposits and other assets........................       (10)     (27)     (97)
                                                     --------  -------  -------
        Net cash used in investing activities......   (22,357)    (112)    (168)
                                                     --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   issuance costs..................................    35,300      320      126
  Proceeds from issuance of preferred stock, net of
   issuance costs..................................       --       859      --
  Payment on notes receivable......................        69       17      --
  Repurchase of common stock.......................       --       (12)     --
  Payment on notes payable to stockholders.........       (33)     (45)     (42)
  Advances to stockholders.........................       --       (70)    (124)
  Proceeds from sale of equipment under sale and
   leaseback agreements............................       --       --     1,510
  Principal payments on capital lease obligations..    (1,271)    (713)    (377)
  Translation adjustment...........................         4      --       --
                                                     --------  -------  -------
        Net cash provided by financing activities..    34,069      356    1,093
                                                     --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    11,554    1,040     (789)
Cash and cash equivalents at beginning of year.....     2,998    1,958    2,747
                                                     --------  -------  -------
Cash and cash equivalents at end of year...........  $ 14,552  $ 2,998  $ 1,958
                                                     ========  =======  =======
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.........................................  $    233  $   222  $   121
  Income taxes.....................................  $    114  $    54  $     3
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
 ACTIVITIES
Property and equipment acquired under capital lease
 financings........................................  $    385  $ 1,082  $ 1,793
Receipt of equipment for accounts receivable.......  $    --   $   --   $   674

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Red Brick Systems, Inc. (the Company), a Delaware corporation, was originally incorporated in California in July 1986. The Company designs, develops, markets and supports a high performance client/server relational database management system and related software and services for data warehouse applications.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, as well as Red Brick Systems Australasia Pty. Ltd. ("RBA"). All significant intercompany accounts and transactions have been eliminated.

 Red Brick Systems Australasia Pty. Ltd.

  On July 1, 1996, the Company entered into an agreement with Productivity Software Group Limited (PSG) to form a joint venture to distribute the Company's products and services in Australia and New Zealand. The Company owns approximately 50.1% of the voting stock of the joint venture and is consolidating this entity. The minority interest shown on the financial statements represents PSG's proportionate share in the net assets and operating activity of the Australian subsidiary. Beginning in 1999, the Company may be obligated to purchase the remaining stock owned by PSG at a pre-determined price based on 1998 revenue for the joint venture, not to exceed $5 million.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiary is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains and losses are included in other (income) expense and were immaterial for all periods presented. The functional currency of RBA is the Australian dollar. Translation gains or losses are shown as a component of stockholders' equity.

 In-Process Technology

  The Company acquired in-process technology associated with a $500,000 licensing arrangement during the second quarter of 1996. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, other reserves, and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

 Cash, Cash Equivalents, and Short-Term Investments

  Management determines the appropriate classifications of debt securities at the time of purchase. All of the Company's debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair

                            RED BRICK SYSTEMS, INC.

value, with the unrealized gains and losses reported in a separate component of stockholders' equity. As of December 31, 1996 and 1995, unrealized gains or losses on such investments were not significant. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

  All cash equivalents, by contractual maturity, mature in three months or less. Short-term investments mature in from three to fifteen months. The fair value of the Company's investments held at December 31, 1996 and 1995, is summarized as follows.

                                                                 FAIR VALUE AT
                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------- ------
                                                                 (IN THOUSANDS)
     Money Market............................................... $    52 $  756
     Corporate bonds and notes..................................  15,412    --
     Commercial paper...........................................  12,195  1,984
     Government debt securities.................................   4,200    --
     International bond.........................................     750    --
                                                                 ------- ------
       Total investments........................................ $32,609 $2,740
                                                                 ======= ======

  The following is a reconciliation of the Company's investments to the balance sheet classifications.

                                                                  FAIR VALUE AT
                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1996    1995
                                                                  ------- ------
                                                                  (IN THOUSANDS)
     Amounts included in cash and cash equivalents..............  $12,010 $2,740
     Short-term investments.....................................   20,599    --
                                                                  ------- ------
       Total investments........................................   32,609  2,740
     Demand deposits............................................    2,542    258
                                                                  ------- ------
       Total cash, cash equivalents, and short-term investments.  $35,151 $2,998
                                                                  ======= ======

  At December 31, 1996, $23,588,517 of the investments were due in one year or less, with the remainder due in one year to fifteen months.

 Depreciation and Amortization

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

 Revenue Recognition

  The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition. Revenue from product licensing and the portion of royalty revenues not subject to future obligations is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. Service revenue includes training, consulting, and

                            RED BRICK SYSTEMS, INC.

maintenance. Maintenance revenue is recognized ratably over the term of the contract. Other service revenues, primarily consulting and training, are recognized at the time the service is performed. The Company has entered into several software development and license agreements with third parties. Revenue under software development agreements is recognized using the percentage-of-completion method based on the ratio that incurred costs bear to total estimated costs.

 Warranty

  The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced significant warranty claims to date.

CONCENTRATIONS

  Credit Risk/Customer

  The Company operates in one business segment, the development and licensing of high-performance query software, which it sells to various companies across several industries. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future. The loss of a major customer or reseller would affect operating results adversely. In 1996, sales to no one customer accounted for more than 10% of total revenues. In 1995, one customer accounted for 21% of total revenues. Two customers accounted for 12% and 11% of total revenues in 1994.

  Product

  Substantially all of the Company's revenues have been attributable to sales of Red Brick Warehouse. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse would affect operating results adversely.

  The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. If the agreement is terminated prior to November 1997 or if the Company is unable to renew the agreement in November 1997, the Company will have to develop alternative technology. In July 1996 the Company announced the acquisition of a worldwide unlimited source license for client/server connectivity software which the Company plans to use to provide an alternative to the Sybase products. There can be no assurance that the Company will be able to renew the agreement with Sybase, develop alternative technology or license alternative technology from another source on a timely basis. If the Company does not renew the agreement with Sybase, develop alternate technology or license alternate technology from another source prior to the termination of its arrangement with Sybase, the Company's business, operating results and financial condition would be materially adversely affected.

  Software Development Costs

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Under the standard, capitalization of software development costs begins upon the establishment of

                            RED BRICK SYSTEMS, INC.

technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization would begin upon completion of a working model as the Company does not prepare detail program designs as part of the development process. As of December 31, 1996, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

 Net Income (Loss) Per Share

  Net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the public offering price). Pro forma net income per share is presented for 1995. The 1994 statement of operations omits the historical net loss per share as it was not presented in the Company's initial public offering registration statement.

  Per share information calculated on the above noted basis is as follows (in thousands except for net income (loss) per share information):

                                               FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1996      1995       1994
                                               ---------- --------------------
     Net income (loss) per share.............. $     0.30 $    0.03 $    (0.51)
                                               ========== ========= ==========
     Shares used in computing net income
     (loss) per share.........................     12,668     9,965      2,923
                                               ========== ========= ==========

 Pro Forma Net Income Per Share

  Pro forma net income per share was computed as described above and also gave effect to common equivalent shares from convertible preferred stock that automatically converted upon the closing of the Company's initial public offering (using if-converted method).

2. NOTE RECEIVABLE SALE

  In September 1995, the Company recognized product revenue of $1,710,000 and recorded deferred maintenance revenue of $90,000 in connection with a license agreement with efficient market services, inc. ("ems"), a related party. The license agreement stated that if the Company granted a similar license for an equivalent application to A.C. Nielsen, who was a major provider of data to ems and a stockholder of ems, then ems could elect to terminate the agreement and cease making future payments. The event that caused the cancellation privilege was under the control of the Company and the Company believed that the likelihood of cancellation was remote. As part of this transaction, the Company recorded a long-term note receivable. In December 1995, the Company sold, on a non-recourse basis, the remaining balance on the note receivable of $1,652,830 to Comdisco, Inc. ("Comdisco") for approximately $1,362,136 and issued a warrant valued at $30,000 to purchase shares of the Company's common stock. The Company recorded a loss on sale of the note receivable of $320,694, which was included in general and administrative expenses. In addition, the Company signed a remarketing agreement with Comdisco that provided that the Company would assist Comdisco on a best efforts basis in the remarketing of the software under license to ems should ems default on the note. The Company sold the note receivable primarily to provide cash for operations.

                            RED BRICK SYSTEMS, INC.

3. PROPERTY AND EQUIPMENT

  Property and equipment, at cost, consist of the following.

                                                                  FOR THE YEAR
                                                                      ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
     Computer equipment and software............................. $3,846 $2,464
     Furniture and equipment.....................................  1,240    863
     Leasehold improvements......................................    567    293
                                                                  ------ ------
                                                                   5,653  3,520
     Less accumulated depreciation and amortization..............  2,960  1,540
                                                                  ------ ------
                                                                  $2,693 $1,980
                                                                  ====== ======

4. BANK LINE OF CREDIT

  The Company has a $3,000,000 line of credit that expires April 30, 1997. Borrowings under this line are limited to 80% of eligible accounts receivable, bear interest at the lender's current index (8.25% at December 31, 1996), and are secured by substantially all of the assets of the Company. The credit agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth. The agreement also restricts the payment of dividends. At December 31, 1996, there were no borrowings outstanding.

5. COMMITMENTS

  The Company leases its facilities under operating leases expiring at various dates through May 1999. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs.

  The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $3,579,283 and $3,193,512 at December 31, 1996 and 1995, respectively. Related accumulated amortization was approximately $2,337,593 and $1,317,312 at December 31, 1996 and 1995, respectively. In addition, the capital leases are secured by the related equipment, and the Company is required to maintain liability and property damage insurance.

  Future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                (IN THOUSANDS)
   1997.......................................................  $ 803   $  915
   1998.......................................................    428      406
   1999.......................................................     65       39
                                                                -----   ------
   Total minimum lease payments...............................  1,296   $1,360
                                                                        ======
   Less amount representing interest..........................    140
                                                                -----
   Present value of minimum lease payments....................  1,156
   Less current obligations...................................    760
                                                                -----
   Long-term obligations......................................  $ 396
                                                                =====

                            RED BRICK SYSTEMS, INC.

  Total rental expense for 1996, 1995, and 1994 was approximately $1,005,000, $515,000, and $311,000, respectively.

6. STOCKHOLDERS' EQUITY

 Initial Public Offering

  On January 23, 1996, the Company commenced its initial public offering and its Common Stock began trading on the NASDAQ National Market under the symbol REDB. The Company sold 2,070,000 shares in the offering and generated approximately $33.7 million of cash, net of underwriting discounts and commissions, and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock (a total of approximately 5,863,000 shares) were converted into shares of Common Stock on a one-for-one basis.

 Preferred Stock

  The Company's Certificate of Incorporation authorizes 2,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or the designation of such series without further vote or action by the stockholders.

 Warrants

  In February 1993 and November 1993, the Company sold warrants to purchase 908,805 shares of Series D preferred stock at an exercise price of $2.08 per share. The majority of warrants expire in November 1998. Warrants to purchase 378,834 shares of the Company's common stock were exercised in connection with the initial public offering of the Company's common stock. In 1995, warrants to purchase 340,465 shares of Series D preferred stock were exercised.

  In December 1995, as part of the sale of the ems note receivable, the Company issued a warrant to Comdisco for the purchase of the Company's common stock and recorded additional expense of $30,000 based on using the minimum value method. The number of shares to be issued under the warrant agreement is 15,555 at an exercise price of $18 per share. At December 31, 1996, the warrant to purchase 15,555 shares of common stock is outstanding and expires January 22, 1999.

 Notes Receivable from Stockholders

  During January 1994 and February 1995, certain officers of the Company were provided cash advances totaling $194,488 for the purpose of purchasing the Company's common stock. The underlying full recourse notes are due in January 1998 and February 1999, bear interest at 5.32% and 7.96% per annum, respectively, and are secured by the purchased common stock. The common stock sold in January 1994 and February 1995 vests at a rate of 25% one year after the commencement date (January 1, 1993 and January 1, 1995, respectively) and ratably over thirty-six months thereafter. Unvested shares may be repurchased by the Company within 60 days of termination. As of December 31, 1996, a total of 120,137 shares of such common stock are unvested.

 Common Stock

  At December 31, 1996, common stock was reserved for issuance as follows (in thousands):

     Stock options........................................................ 2,174
     Warrants.............................................................   190
     Purchase Plan........................................................   410
                                                                           -----
                                                                           2,774
                                                                           =====

                            RED BRICK SYSTEMS, INC.

7. STOCK-BASED COMPENSATION PLANS

 1991 Stock Option Plan

  Under the Company's 1991 Stock Option Plan (the "1991 Plan"), options may be granted at prices not less than 85% of the fair market value at the date of grant (110% of fair market value in certain instances), as determined by the Board of Directors. Options are generally exercisable upon grant, expire ten years from the date of grant (five years in certain instances), and the shares issued upon exercise of the options may be subject to a right of repurchase by the Company upon the participants' termination of employment with the Company. The options generally vest at a rate of 25% one year after the date of grant and ratably over thirty-six months thereafter.

 1995 Stock Option Plan

  The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on September 20, 1995, as the successor to the 1991 Plan. Under the 1995 Plan, employees (including officers) and independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the board of Directors are eligible solely for automatic option grants under the 1995 Plan. Pre-IPO options are generally exercisable upon grant and post-IPO options are exercisable upon vesting. Options granted under the 1991 Plan are immediately exercisable for all the option shares outstanding but any unvested shares purchased under the Plan are subject to repurchase by the Company at the original exercise price per share upon the employees cessation of service. Options expire ten years from the date of grant (five years in certain instances), and the shares issued upon exercise of the options may be subject to a right of repurchase by the Company upon the participants' termination of employment with the Company. The options generally vest at a rate of 25% one year after the date of grant and ratably over thirty-six months thereafter.

  The Company has entered into agreements with certain officers of the Company that provide for acceleration of vesting of certain option shares or restricted stock as if the officer remained employed for up to an additional two years in the event the officer's employment is involuntarily terminated following certain acquisitions or changes in control of the Company.

  At December 31, 1996, a total of 1,485,809 shares of common stock had been purchased by the exercise of options, of which 184,321 shares are subject to repurchase.

  At December 31, 1996, the maximum number of common shares available under the 1995 Plan was 2,707,199. The 1995 Plan also incorporates special provisions (such as stock appreciation rights) which may be provided in the future as additional employee benefits without requiring shareholder approval.

  The Company has reserved the shares eligible under the 1991 Plan, as of December 31, 1996, including the shares subject to outstanding options thereunder, plus (i) an addition of 600,000 shares, plus (ii) an additional number of shares equal to 5% of the number of shares of common stock outstanding on the first day of 1997 and 1998.

  The Company granted 133,750 shares of common stock at $8.00 per share outside the 1991 Plan in 1995, of which 72,813 were outstanding at December 31, 1996.

 Repricing

  In July 1996, the Company offered employees, excluding executive officers, the option to exchange options to purchase 164,450 shares of common stock with an aggregate exercise price of $7,093,288 for new options to

                            RED BRICK SYSTEMS, INC.

purchase 164,450 shares with an exercise price of $25.50 per share. All vested options that are repriced will vest monthly over an additional one year period and the unvested repriced options will vest under the original terms of the option grant.

  A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1995, and 1994 follows.

                                 1996              1995               1994
                           ----------------- ------------------ -----------------
                                   WEIGHTED-          WEIGHTED-         WEIGHTED-
                                    AVERAGE            AVERAGE           AVERAGE
                           OPTIONS EXERCISE  OPTIONS  EXERCISE  OPTIONS EXERCISE
                            (000)    PRICE    (000)     PRICE    (000)    PRICE
                           ------- --------- -------  --------- ------- ---------
Outstanding--beginning of
 year....................   1,696   $ 2.94    1,766     $0.22    1,433    $0.21
Options granted..........     728   $27.94    1,307     $3.83      473    $0.16
Options exercised........    (224)  $ 1.09   (1,237)    $0.26      (11)   $0.16
Options canceled.........    (325)  $28.14     (140)    $0.59     (129)   $0.18
                            -----            ------              -----
Outstanding--end of year.   1,875   $ 8.50    1,696     $2.94    1,766    $0.22
                            =====            ======              =====
Exercisable at end of
 year....................   1,611             1,696              1,766
                            =====            ======              =====

  The weighted-average fair value of options granted during 1996 was $15.13.

  Exercise prices for options outstanding as of December 31, 1996, and weighted-average remaining contractual life is as follows:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                     ------------------------------------- --------------------
                       NUMBER                     WEIGHTED   NUMBER    WEIGHTED
                     OUTSTANDING WEIGHTED AVERAGE AVERAGE  EXERCISABLE AVERAGE
       RANGE OF      AT 12/31/96    REMAINING     EXERCISE AT 12/31/96 EXERCISE
    EXERCISE PRICES     (000)    CONTRACTUAL LIFE  PRICE      (000)     PRICE
    ---------------  ----------- ---------------- -------- ----------- --------
   $ 0.16-$ 0.16....      178          7.55        $ 0.16       178     $ 0.16
   $ 0.24-$ 0.24....      440          6.08        $ 0.24       440     $ 0.24
   $ 0.32-$ 6.00....      533          8.41        $ 4.26       533     $ 4.26
   $ 7.20-$24.25....      460          9.23        $14.73       460     $14.73
   $24.44-$25.50....      264          9.64        $25.27       --         --
                        -----          ----        ------     -----     ------
   $ 0.16-$25.50....    1,875          8.16        $ 8.50     1,611     $ 5.70
                        =====          ====        ======     =====     ======

 Employee Stock Purchase Plan

  In 1995, the Board of Directors and stockholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be implemented by 24-month offerings with purchases occurring at six-month intervals. Under the Purchase Plan, eligible employees are entitled to purchase shares at 85% of the lower of fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semiannual purchase date. Under the Purchase Plan, 410,276 shares of common stock are reserved for issuance under the plan at December 31, 1996. Under the Purchase Plan, 89,724 and no shares were issued in 1996 and 1995, respectively. The weighted average fair value of shares granted under the Purchase Plan during 1996 was $7.59.

 Accounting for Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock-based awards

                            RED BRICK SYSTEMS, INC.

because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock-based awards granted subsequently to December 31, 1994, under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the minimum value method prior to the Company's initial filing with the SEC in connection with the IPO and, subsequently to the IPO, the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

  The fair value of the Company's stock-based awards to employees was estimated using no expected dividends and the following weighted-average assumptions.

                                                     OPTIONS               ESPP
                                         --------------------------------- ----
                                                JANUARY 1-   SETPEMBER 27-
                                               SEPTEMBER 26, DECEMBER 31,
                                         1996      1995          1995      1996
                                         ----  ------------- ------------- ----
     Expected life (years)..............    5         5             5      0.50
     Expected volatility................ 0.55      0.00          0.55      0.79
     Risk-Free Interest Rate............ 6.18%     5.69%         5.69%     5.08%

  For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information follows (in thousands except for net income per share information):

                                                                    1996  1995
                                                                   ------ -----
     Pro forma net income......................................... $1,268 $ 199
     Pro forma earnings per share................................. $ 0.10 $0.02

  Because SFAS 123 is applicable only to options granted subsequently to December 31, 1994, its pro forma effects will not be fully reflected until the year 2000. In addition the effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

8. EMPLOYEE BENEFIT PLAN

  In October 1991, the Company adopted a plan to provide retirement and incidental benefits for its employees, known as the Red Brick Systems 401(k) Retirement Savings Plan. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate after a sixty-day service requirement. Participants may make voluntary contributions to the plan of up to 20% of their compensation. The plan permits for company contributions; however, none have been made as of December 31, 1996.

                            RED BRICK SYSTEMS, INC.

9. INCOME TAXES

  The components of the provision (benefit) for income taxes consist of the following:

                                                               FOR THE YEAR
                                                                  ENDED
                                                               DECEMBER 31,
                                                               -------------
                                                                1996    1995
                                                               -------  ----
                                                                   (IN
                                                                THOUSANDS)
     Current:
       Federal................................................ $    75  $ 98
       State..................................................      86    28
       Foreign................................................     152    17
                                                               -------  ----
         Total current........................................     313   143
                                                               -------  ----
     Deferred:
       Federal................................................    (900)  --
       State..................................................    (100)  --
       Foreign................................................     --    --
                                                               -------  ----
         Total Deferred.......................................  (1,000)  --
                                                               -------  ----
           Provision (benefit) for income taxes............... $  (687) $143
                                                               =======  ====

  The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before provision (benefit) for income taxes is explained below:

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                        ---------------------
                                                         1996    1995   1994
                                                        -------  -----  -----
                                                          (IN THOUSANDS)
   Income tax (benefit) computed at the federal
    statutory rate..................................... $ 1,036  $ 153  $(504)
   State taxes.........................................      86     28    --
   Foreign taxes.......................................     152    --     --
   Losses for which no tax benefit was recognized......     --     --     124
   Tax benefits of net operating loss carryforwards....  (1,015)  (773)   --
   Adjustment of the valuation allowance...............  (1,000)   717    380
   Other...............................................      54     18    --
                                                        -------  -----  -----
       Provision (benefit) for income taxes............ $  (687) $ 143  $ --
                                                        =======  =====  =====

                            RED BRICK SYSTEMS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                           ----------------
                                                            1996     1995
                                                           -------  -------
                                                           (IN THOUSANDS)
   Deferred tax assets:
     Net operating loss carryforwards..................... $ 2,092  $ 2,454
     Research credit carryforwards........................     618      401
     Reserves and accruals................................     703      486
     Deferred revenue.....................................     138      786
     Other................................................      58       65
                                                           -------  -------
   Total deferred tax assets..............................   3,609    4,192
   Valuation allowance....................................  (2,609)  (4,192)
                                                           -------  -------
   Net deferred tax assets................................ $ 1,000  $   --
                                                           =======  =======

  The valuation allowance decreased by $1,583,000 during 1996 and by $247,000 during 1995. Approximately $495,000 of the valuation allowance at December 31, 1996, is attributable to the tax benefits of disqualifying dispositions of stock received through incentive stock options and the Company's employee stock purchase plan, the benefit of which will be credited to additional paid in capital when realized.

  The realization of the Company's net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for a valuation allowance.

  At December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $4,400,000 and $3,600,000, respectively, and federal and state research credit carryforwards of approximately $430,000 and $290,000, respectively. These carryforwards will expire beginning in the years 1998 through 2009. Utilization of approximately $1,500,000 of the net operating losses is limited to approximately $100,000 per year due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions.

10. NONMONETARY TRANSACTIONS

  During 1994, the Company entered into separate transactions to sell certain of its products and services in exchange for computer equipment manufactured by two customers along with related support services. The Company recognized product license revenues of approximately $835,500 in 1994 based on the fair market value of the equipment received in the exchanges. The value of the equipment received was comparable to the sales prices of similar products sold to other customers of the Company.

11. RELATED PARTY REVENUES

  During 1995 and 1994, the Company recorded revenue of $1,719,732 and $930,270, respectively, for sales to ems. ems is a related party of the Company due to the fact that venture capital funds affiliated with Asset Management Associates 1989, L.P. and Menlo Ventures IV, L.P., two principal stockholders of the Company at the time of the transactions, are also principal stockholders of ems. Gross margins realized on related party

                            RED BRICK SYSTEMS, INC.

transactions have not been materially different from the gross margins realized on similar types of transactions with unaffiliated customers.

12. EXPORT SALES

  The company markets its products in the United States and foreign countries through its sales personnel, value added resellers, and its subsidiaries. Export sales accounted for ten percent of the Company's revenues in 1996. Export sales were $3,657,201, $1,680,307, and $293,840 in 1996, 1995, and
1994, respectively.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE AT                        BALANCE AT
                                  BEGINNING                           END OF
                                  OF PERIOD  ADDITIONS DEDUCTIONS     PERIOD
                                  ---------- --------- ----------   ----------
Allowance for doubtful accounts
 receivable
  Year ended December 31, 1994...    $ --      $125      $ --          $125
  Year ended December 31, 1995...    $125      $545      $ --          $670
  Year ended December 31, 1996...    $670      $519      $(231)(1)     $958

--------
(1) Uncollectible accounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

  (1) Financial statements

    INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
     Report of Ernst & Young LLP, Independent Auditors.....................  25
     Consolidated Balance Sheets...........................................  26
     Consolidated Statements of Operations.................................  27
     Consolidated Statements of Stockholders Equity........................  28
     Consolidated Statements of Cash Flows.................................  29
     Notes to Consolidated Financial Statements............................  30

  (2) Financial statement schedules

    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
     Financial Statement Schedules
      II. Valuation and Qualifying Accounts................................  41

  All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

  The independent auditors' report with respect to the above listed financial statements and schedule appears on page 25 of this report on Form 10-K.

  (3) Exhibits required by Item 601 of Regulation S-K

 EXHIBIT NO.                           EXHIBIT TITLE
 -----------                           -------------
  1.1(1)     Form of Underwriting Agreement.
  2.1(1)     Agreement and Plan of Merger, dated December 7, 1995, effecting the reincorporation of Red Brick Systems, a California
             corporation, into Red Brick Systems, Inc., a Delaware corporation
             (the "Registrant").
  3.1(1)     Certificate of Incorporation of the Registrant.
  3.2(1)     Amended and Restated Certificate of Incorporation of the
             Registrant filed in connection with the reincorporation of the
             Registrant.
  3.3(1)     Form of Restated Certificate of Incorporation of the Registrant
             filed after the closing of the offering made pursuant to this
             Registration Statement.
  3.4(1)     Amended and Restated Bylaws of the Registrant.
  4.1(1)     Amended and Restated Investor Rights Agreement, dated November 5,
             1993, among the Registrant and the investors and founders named therein, as amended.
  4.2(1)     Specimen Certificate of the Registrant's Common Stock.
  5.1(1)     Opinion of Gunderson Dettmer Stough Villeneuve Franklin &
             Hachigian, LLP, counsel to the Registrant.
 10.1(1)     Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
 10.2(1)(2)  1991 Stock Option Plan.
 10.3(1)(2)  1995 Stock Option Plan.
 10.4(1)(2)  Employee Stock Purchase Plan.
 10.5(1)(3)  Porting/Software License Agreement between Unisys Corporation and the Registrant, dated December 1, 1994.
 10.6(1)(3)  Value Added Remarketer Agreement between Sybase, Inc. and the
             Registrant, dated November 27, 1991.
 10.7(1)     Business Loan Agreement between Silicon Valley Bank and the
             Registrant, dated September 28, 1993.
 10.8(1)     Loan Modification Agreement between Silicon Valley Bank and the
             Registrant, dated May 1, 1995.
 10.9(1)     Lease Agreement, dated October 24, 1994, between the Registrant and Alberto Oaks Investors, regarding the space located at 485
             Alberto Way, Los Gatos, California, as amended.
 10.10(1)    Note and Warrant Purchase Agreement, dated March 11, 1992, among the Registrant and the lenders named therein, as amended.
 10.11(1)    Series D Preferred Stock Purchase agreement, dated November 11,
             1992, among the Registrant and the investors named therein.
 10.12(1)    Note and Warrant Purchase Agreement, dated February 17, 1993, among the Registrant and the lenders named therein, as amended.

 EXHIBIT NO.                            EXHIBIT TITLE
 -----------                            -------------
 10.13(1)    Series D Preferred Stock Purchase Agreement, dated August 2, 1993, among the Registrant and the investors named therein.
 10.14(1)    Series D Preferred Stock Purchase Agreement, dated November 5,
             1993, among the Registrant and the investors named therein.
 10.15(1)    Form of Stock Purchase Agreement, dated January 24, 1994, used to sell Common Stock to certain officers of the Company.
 10.16(1)    Form of Stock Purchase Agreement, dated February 14, 1995, used to sell Common Stock to certain officers of the Company.
 10.17(1)(3) End User Software License Agreement No. 95-159, dated June 30,
             1994, and Related Product Order and Financing Agreement, dated
             September 26, 1995, between efficient market services, inc. and the Registrant.
 10.18(1)    Letter, dated March 12, 1993, from the Registrant to Thomas W.
             Henn.
 10.19(1)    Letters, dated April 30, 1993 and January 24, 1994, from the
             Registrant to Robert C. Hausmann.
 10.20(1)    1995 Executive Bonus Program, as amended.
 10.21(1)    Assignment Agreement, dated December 18, 1995, between the
             Registrant and Comdisco, Inc.
 10.22(1)    Third Amendment of Lease, dated October 10, 1995, between the
             Registrant and Alberto Oaks Investors, Ltd.
 10.23       Loan Modification Agreement between Silicon Valley Bank and the
             Registrant, dated April 30, 1996.
 11.1        Statement regarding computation of earnings (loss) per share.
 16.1(1)     Letter regarding change in certifying accountant.
 21.1(1)     List of Subsidiaries of the Registrant.
 23.1        Consent of Ernst & Young LLP, independent auditors.
 24.1(1)     Power of Attorney.
 27.1        Financial Data Schedule.

--------
(1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (Reg. No. 33-97430) declared effective by the Securities and Exchange Commission on January 22, 1996.
(2) Compensatory plan or arrangement.
(3) Confidential treatment has been requested as to certain portions of these exhibits. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c) Exhibits. See list of exhibits under "Item 14(a)(3)" above.

(d) Financial Statement Schedules. See list of schedules under "Item 14(a)(2)" above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on this 17th day of March, 1997.

                                          RED BRICK SYSTEMS, INC.

                                          By:  /s/ Christopher G. Erickson
                                            ___________________________________
                                                  Christopher G. Erickson
                                                 President, Chief Executive
                                                          Officer,
                                                 and Chairman of the Board

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

  /s/ Christopher G. Erickson        President, Chief Executive      March 17, 1997
____________________________________  Officer, and Chairman of
      Christopher G. Erickson         the Board (Principal
                                      Executive Officer)

     /s/ Robert C. Hausmann          Vice President, Finance and     March 17, 1997
____________________________________  Administration, Chief
         Robert C. Hausmann           Financial Officer
                                      (Principal Financial and
                                      Accounting Officer), and
                                      Secretary

       /s/ Thomas H. Bredt           Director                        March 17, 1997
____________________________________
          Thomas H. Bredt

      /s/ Andrew K. Ludwick          Director                        March 17, 1997
____________________________________
         Andrew K. Ludwick

        /s/ John F. Shoch            Director                        March 17, 1997
____________________________________
           John F. Shoch

       /s/ John E. Warnock           Director                        March 17, 1997
____________________________________
          John E. Warnock