Form 10-Q
period 1997-03-31
RED BRICK SYSTEMS INC
filed 1997-05-13
CIK 1001489

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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


As of April 30, 1997 there were 11,488,710 shares of the Registrant's Common Stock outstanding.

                           RED BRICK SYSTEMS, INC.

                                    INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1.   FInancial Statements

          Condensed Consolidated Balance Sheets
          As of March 31, 1997 and December 31, 1996........................   3

          Condensed Consolidated Statements of Operations
          For the Three Months Ended March 31, 1997 and 1996................   4

          Condensed Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1997 and 1996................   5

          Notes to Condensed Consolidated Financial Statements..............   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................  20


SIGNATURES..................................................................  21

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RED BRICK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents                             $23,547         $14,552
  Short-term investments                                 15,922          20,599
  Accounts receivable, net                                7,723          13,106
  Prepaid expenses and other current assets               1,184           1,213
  Deferred tax assets                                       850             850
                                                        -------         -------
      Total current assets                               49,226          50,320
Property and equipment, net                               2,585           2,693
Deposits and other assets                                   337             205
Deferred tax assets                                         150             150
                                                        -------         -------
      Total assets                                      $52,298         $53,368
                                                        =======         =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   567         $   316
  Accrued expenses                                        3,789           2,565
  Accrued compensation                                    1,569           2,191
  Deferred revenue                                        7,122           4,180
  Capital lease obligations due within one year             660             760
                                                        -------         -------
      Total current liabilities                          13,707          10,012
Capital lease obligations                                   278             396
Minority interest                                            99              36
Stockholders' equity:
  Common stock                                                1               1
  Additional paid-in capital                             53,179          51,570
  Accumulated deficit                                   (14,869)         (8,507)
  Deferred compensation                                      --             (36)
  Translation adjustment                                      4               4
  Unrealized losses on marketable securities                (19)             --
                                                        -------         -------
                                                         38,296          43,032
  Notes receivable from stockholders                        (82)           (108)
                                                        -------         -------
      Total stockholders' equity                         38,214          42,924
                                                        -------         -------
        Total liabilities and stockholders' equity      $52,298         $53,368
                                                        =======         =======

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                        1997            1996
                                                       -------         -------
Revenues:
  Software license                                     $ 3,645         $ 5,285
  Maintenance and service                                2,878           1,229
                                                       -------         -------
      Total revenues                                     6,523           6,514
                                                       -------         -------
Cost of revenues:
  Software license                                         382             264
  Maintenance and service                                1,839             457
                                                       -------         -------
      Total cost of revenues                             2,221             721
                                                       -------         -------
Operating expenses:
  Sales and marketing                                    7,276           3,497
  Research and development                               2,711           1,505
  General and administrative                               980             559
                                                       -------         -------
      Total operating expenses                          10,967           5,561
                                                       -------         -------
        Income (loss) from operations                   (6,665)            232

Interest and other income                                  506             319
Interest and other expense                                 (40)            (69)
                                                       -------         -------
  Income (loss) before provision for income
   taxes and minority interest                          (6,199)            482

Provision for income taxes                                 100              48
                                                       -------         -------
  Income (loss) before minority interest                (6,299)            434

Minority interest                                          (63)             --
                                                       -------         -------
      Net income (loss)                                $(6,362)        $   434
                                                       =======         =======

Net income (loss) per share                            $ (0.56)        $  0.04
                                                       =======         =======

Shares used to compute net income (loss) per share      11,433          12,254
                                                       =======         =======

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------        -------
Cash flows from operating activities:
  Net income (loss)                                     $(6,362)        $   434
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                          370             276
      Amortization                                           41              24
      Minority interest                                      63              --
      Changes in assets and liabilities:
        Accounts receivable                               5,383          (2,808)
        Prepaid expneses and other current assets            29             121
        Accounts payable                                    251            (324)
        Accrued expenses and compensation                   638             843
        Deferred revenue                                  2,942             610
                                                        -------         -------
          Net cash provided by (used in) operating
           activities                                     3,355            (824)
                                                        -------         -------

Cash flows from investing activities:
  Purchases of short-term investment                    (12,641)        (18,231)
  Proceeds from sales of short-term investments          17,318           1,100
  Acquisition of property and equipment                    (303)           (487)
  Deposits and other assets                                (132)            (27)
                                                        -------         -------
          Net cash provided by (used in) investing
           activities                                     4,242         (17,645)
                                                        -------         -------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                    1,609          33,924
  Advances to stockholders - net                             --               2
  Payment on notes receivable                                26              --
  Payment on notes payable to stockholders                   --             (12)
  Principal payments on capital lease obligations          (218)           (108)
  Unrealized losses on marketable securities                (19)             --
                                                        -------         -------
          Net cash provided by financing activities       1,398          33,806
                                                        -------         -------
Net increase in cash and cash equivalents                 8,995          15,337

Cash and cash equivalents at beginning of period         14,552         $ 2,998
                                                        -------         -------
Cash and cash equivalents at end of period              $23,547         $18,335
                                                        =======         =======

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1996 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, other reserves, and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.


2.   Net Income (Loss) Per Share
     ---------------------------

     Net loss per share is computed using the weighted average number of common shares outstanding during the period.

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations include all common and common equivalent shares issued within the twelve months prior to the filing date of the Company's initial public offerings as if they were outstanding for all periods presented prior to the filing date using the treasury stock method.


3.   Red Brick Systems Australasia Pty. Ltd.
     --------------------------------------

     On July 1, 1996, the Company entered into an agreement with Productivity Software Group Limited ("PSG") to form a joint venture to distribute the Company's products and services in Australia and New Zealand. The Company owns approximately 50.1% of the voting stock of the joint venture and is consolidating this entity. The minority interest shown on the financial statements represents PSG's proportionate share in the net assets and operating activity of the Australian subsidiary. Beginning in 1999, the Company may be obligated to purchase the remaining stock owned by PSG at a pre-determined price, not to exceed $5 million, based on 1998 revenue for the joint venture.


4.   Red Brick Japan Co., Ltd.
     ------------------------

     Red Brick Japan Co., Ltd., a wholly-owned subsidiary of Red Brick Systems, Inc., was incorporated in Japan on January 16, 1997, for the purpose of assisting the Company and its distributors in the licensing and sale of Red Brick products and services in Japan.


5.   Recent Pronouncements
     ---------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants, convertible preferred stock, and common and common equivalent shares, within twelve months of the Company's initial public offering, will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1996 of $0.02 per share, and is expected to result in no change in primary loss per share for the first quarter ended March 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                            RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Revenues", "Operating Expenses" and "Minority Interest, Net Income and Earnings (Loss) Per Share", regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.


RESULTS OF OPERATIONS

REVENUES


                                                Three Months Ended
                                                      March 31,
                                      ----------------------------------------
                                         1997          Change         1996
                                      ----------    ------------   -----------
Software license                        $3,645           (31%)        $5,285
Percentage of total revenues              55.9%                         81.1%
Maintenance and service                 $2,878           134%         $1,229
Percentage of total revenues              44.1%                         18.9%
Total revenues                          $6,523             0%         $6,514


         The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the maintenance period, which is typically 12 months. Consulting and training revenues are recognized at the time the services are performed. Revenue under software development agreements is recognized using the percentage-of-completion method, based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return. However, reserves are maintained for potential credit losses.

         Software License Revenues.  The Company currently derives substantially
         -------------------------
all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. The decrease in software license revenues for the period ending March 31, 1997 was because the number of orders received was significantly below the Company's expectations. Also, the number of new customers, who generally have lower sales amounts, relative to the number of repeat customers was higher. The

Company intends to continue to enhance its current software products, as well as to develop new products.

         Maintenance and Service Revenues.  The growth in maintenance revenues
         --------------------------------
was primarily attributable to the renewal of maintenance contracts after the initial one-year term, and to increased licensing activity during the fourth quarter of 1996. Service revenues increased as a result of additional consulting and training engagements. The Company expects that prior growth rates of the Company's maintenance and service revenues may not be sustainable in the future.

         In For the three month period ended March 31, 1997, no one customer accounted for 10% or more of total revenues. For the three month period ended March 31, 1996, sales to Tandy Corporation accounted for 20% of total revenues No other customer or reseller accounted for 10% or more of the Company's total revenues during the periods indicated. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

         Substantially all of tThe Company's international revenues infor the three month period ended March 31, 1997 were 24% of total revenues. The Company's international revenues infor the three month period ended March 31, 1996 were less than 10% of total revenues. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES

                                                Three Months Ended
                                                     March 31,
                                     -----------------------------------------
                                        1997          Change            1996
                                     ----------    -------------     ---------
Software license                        $382            45%             $264
Percentage of total revenues             5.9%                            4.1%
Maintenance and service               $1,839           302%             $457
Percentage of total revenues            28.2%                            7.0%
Total cost of revenues                $2,221           208%             $721
Percentage of total revenues            34.0%                           11.1%


         Cost of Software License Revenues.  Cost of software license revenues
         ---------------------------------
consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

         Cost of Maintenance and Service Revenues.  Cost of maintenance and
         ----------------------------------------
service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three month period ended March 31, 1997 increased from quarters ended March 31, 1995 to 1996over such costs for the same periods ended March 31, 1996, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations. The Company believes that the cost of maintenance and service revenues may increase in dollar amount and may increase as a percentage of maintenance and service revenues in the future as the Company continues to build its customer service and consulting organizations.

OPERATING EXPENSES

                                                Three Months Ended
                                                      March 31,
                                      ---------------------------------------
                                        1997           Change         1996
                                      ----------      ---------     ---------
Sales and marketing                     $7,276          108%          $3,497
Percentage of total revenues             111.5%                        53.7%
Research and development                $2,711           80%          $1,505
Percentage of total revenues             41.6%                         23.1%
General and administrative              $  980           75%          $  559
Percentage of total revenues             15.0%                          8.6%
Total operating expenses               $10,967           97%          $5,561
Percentage of total revenues            168.1%                         85.4%


         Sales and Marketing.  Sales and marketing expenses consisted primarily
         -------------------
of personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The increases in dollar amounts in dollar amount in sales and marketing expenses were as primarily due to the expansion of the Company's sales operations and increased marketing activities. The Company believes that such expenses may increase in dollar amounts in the future as the Company expands its sales and marketing activities.

         Research and Development.  Research and development expenses consisted
         ------------------------
primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in dollar amount in research and development expenses was primarily attributable to the increased staffing for of software engineers required to expand and enhance the Company's product line and the expensing of technology and software that had not met technological feasibility under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company believes that research and development expenses may continue to increase in dollar amounts in the future.

         In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of March 31, 1997, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of income.

         General and Administrative.  General and administrative expenses
         --------------------------
consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. The increase in dollar amount in general and administrative expenses was primarily attributable to increased staffing and professional fees necessary to manage and support the Company and to provide the infrastructure required for a public company. The Company believes that its general and administrative expenses will continue to increase in dollar amount in the future as the Company expands its administrative staff, adds infrastructure, and incurs additional costs related to being a public company.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE


                                                Three Months Ended
                                                    March 31,
                                     ---------------------------------------
                                        1997         Change          1996
                                     ----------    ----------      ---------
Interest and other income               $506           59%         $  319
Percentage of total revenues             7.8%                         4.9%
Interest expense                       $  (40)        (42%)        $   (69)
Percentage of total revenues            (0.6%)                       (1.1%)


        Interest and other income represent primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments, and other items. Interest and other income increased during the three months ended March 31, 1997 compared to the year earlier period because the funds were invested for the full three months in 1997 and were invested for a shorter period in 1996 following the Company's initial public offering on January 22, 1996.

PROVISION FOR INCOME TAXES

                                                  Three Months Ended
                                                       March 31,
                                              ----------------------------
                                               1997     Change     1996
                                              -------  --------  ---------
Provision for income taxes                      $ 100     108%     $ 48
Percentage of total revenues                      1.5%              0.7%


        The income tax provision for the three months ended March 31, 1997 of $100,000 is attributable to current income taxes, and consists principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefit has been recognized for the loss incurred in the first quarter of 1997. Although realization is not assured, the Company continues to believe that it is "more likely than not" that it will generate future taxable income sufficient to realize the benefit of the $1 million net deferred tax asset previously recognized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for the valuation allowance.

        The effective tax rate for the three months ended March 31, 1996 was 10%, which differed from the federal statutory tax rate of 34%, primarily due to the utilization of net operating loss carryforwards, offset by domestic alternative minimum taxes and foreign taxes.

        As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately of $4.4 million and $3.6 million, respectively, and federal and state research credit carryforwards of $430,000 and $290,000, respectively. Utilization of approximately $1.5 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. These carryforwards will expire from 1998 to 2009.

MINORITY INTEREST, NET INCOME, AND EARNINGS (LOSS) PER SHARE


                                                Three Months Ended
                                                    March 31,
                                       ---------------------------------------
                                          1997          Change        1996
                                       ---------     -----------    ----------
Minority Interest                       $   (63)           *           $  --
Percentage of total revenues              (1.0%)                           *
Net income (loss)                       $(6,362)     (1,566%)          $ 434
Percentage of total revenues             (97.5%)                        6.7%
Net income (loss) per share             $ (0.56)     (1,500%)          $0.04
--------------------
*Not meaningful


        Net income and loss per share for the three month period ended March 31, 1997 was a direct result of the revenue shortfall for the quarter. As noted under "Software License Revenues," software license revenues for the period ended March 31, 1997 decreased over the year earlier period. In addition, as noted in "Risk Factors" below, the Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, since revenue fell below expectations, operating results were adversely affected and net income was disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues.


LIQUIDITY AND CAPITAL RESOURCES

                                       March 31,             December 31,
                                         1997      Change        1996
                                       ---------  ---------   ------------
Working capital                         $35,519     (12%)      $40,308
Cash and cash equivalents and
 short-term investments                 $39,469      12%       $35,151


        Working capital decreased at March 31, 1997, compared to that at December 31, 1996, primarily due to a decrease in accounts receivable and an increase in deferred revenue partially offset by an increase in cash, cash equivalents, and short-term investments.


                                              Three Months Ended
                                                   March 31,
                                      ------------------------------------
                                         1997       Change         1996
                                      ----------  ----------    ----------
Cash provided by (used in)
 operating activities                   $3,355          *       $   (824)
Cash provided by (used in)
 investing activities                   $4,242          *       $(17,645)
Cash provided by financing activities   $1,398        (96%)     $ 33,806
----------------------
* Not meaningful


        For the three months ended March 31, 1997, net cash provided by operating activities resulted primarily from a decrease in accounts receivable, increases in deferred revenue, accrued expenses and compensation, and depreciation and amortization, offset by the net loss. For the three months ended March 31, 1996, net cash used in operations was primarily from an increase in accounts receivable and a decrease in accounts payable, offset by increases in accrued expenses and compensation, deferred revenue, and depreciation and amortization, and by net income.

        For the three months ended March 31, 1997 and 1996, the Company's investing activities have consisted of purchases of investment grade, interest-bearing securities, offset by purchases of property and equipment. Capital expenditures were $31.5 million in interest-bearing securities and $0.4 to purchase property and equipment. In 303,000 in the three months ended March 31, 1997, compared to $487,000 in the three months ended March 31, 1996. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

        The cash provided by financing activities during the three months ended March 31, 1997 was primarily from the issuance of common stock through the Company's Employee Stock Purchase Plan. The cash provided by financing activities during the three months ended March 31, 1996 was primarily from the initial public offering.

        The Company has a $3,000,000 unsecured line of credit which expires April 30, 1998. Borrowings under this line bear interest at the lender's current index. The credit agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth. The agreement also restricts the payment of dividends. At March 31, 1997 there were no borrowings outstanding.

        The Company believes that its current cash balance, its credit facility, and the cash flow provided by operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.a

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

        Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
        --------------------------------------------------------
quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the first quarter of 1997, for example, the Company received significantly fewer orders than expected which had an immediate impact on the bottom line for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues as occurred during the quarter ended March 31, 1997. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. As occurred during the quarter ended March 31, 1997 and as may occur in some future quarters, the Company's operating results were and/or may be below the expectations of public market analysts and investors. Should this occur, the price of the Company's Common Stock would be materially adversely affected.

        The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had stronger demand for its software products during the quarters ending in June and December, and weaker demand in the quarters ending in March and September. The Company believes this pattern will continue. For example, this pattern occurred in the quarter ended March 31, 1997, and, as a result, total revenues and net income for the period were lower than in the quarter ended December 31, 1996.

        Competition.  The market for the Company's products is intensely
        -----------
competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

        Limited Profitability; Accumulated Deficit; Future Operating Results
        --------------------------------------------------------------------
Uncertain. As of March 31, 1997, the Company had an accumulated deficit of $14.9
---------
million. The Company had a $6.4 million loss in the first quarter of 1997 and was only marginally profitable in 1996. There can be no assurance that the Company will return to being profitable on a quarterly basis or remain profitable on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

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

        Product Concentration.  Substantially all of the Company's revenues have
        ---------------------
been attributable to sales of licenses of Red Brick Warehouse. These products are currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on licensing of other Company products that may be licensed to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

        Dependence on New Products and Rapid Technological Change.  The market
        ---------------------------------------------------------
for the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction by others of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products or product enhancements would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected.

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

        Risk of Product Defects.  Software products as complex as those offered
        -----------------------
by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered software errors in certain of its new products after their introduction. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a materially adverse effect upon the Company's business, financial condition, and results of operations.

        Dependence Upon Key Personnel; Need to Increase Sales and Technical
        -------------------------------------------------------------------
Personnel. The Company's future performance depends in a significant part upon
---------
the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. In December 1996, Thomas Henn, who had been serving as the Company's Vice President Worldwide Sales, and Christopher Grejtak, who had been serving as the Company's Vice President Marketing, decided to leave the Company. Also in December 1996, the Company promoted Alexander Wilson, formerly Vice President North American Sales, to the position of Vice President Worldwide Sales, and Mr. Erickson began acting as the Company's Vice President Marketing until the successful conclusion of an executive search for Mr. Grejtak's replacement. The loss of the services of one of more of the Company's key employees in the future could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company may hire a number of additional sales and technical personnel in 1997. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1997 and 1996 and during 1995, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period such periods. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

        Management of Changing Business.  The Company has experienced a period
        -------------------------------
of significant growth in its employee base and a growth in its revenue during 1996 that has placed a serious strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

        Expansion of Indirect Channels.  An integral part of the Company's
        ------------------------------
strategy is to further develop a channel of distributors, value added resellers
(VARs), and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

        International Operations. The Company's international revenues in the
        ------------------------
three months ended March 31, 1997 and 1996, accounted for 24% and less than 10% of total revenues, respectively. The Company intends to continue to expand and maximize the sales potential of its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in 1997 and subsequent periods, the Company believes it may need to restructure some of its existing international operations, establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

        Limited Protection of Proprietary Technology; Risks of Infringement.
        -------------------------------------------------------------------
The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

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

        Potential Volatility of Stock Price.  The trading price of the Company's
        -----------------------------------
Common Stock is highly volatile, as was demonstrated during the quarter ended March 31, 1997, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that prices and price/earnings ratios will be sustained.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 11.1: Statement Regarding Computation of Earnings Per Share

                 Exhibit 27:    Financial Data Schedule  (EDGAR version only)

            (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the three months ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1997                  RED BRICK SYSTEMS, INC.
                                     (Registrant)



                                By:  /s/ Robert C. Hausmann
                                   --------------------------------------------
                                     Robert C. Hausmann
                                     Vice President, Finance and Administration
                                     (Duly authorized officer and principal
                                     financial and accounting officer)