Form 10-Q
period 1997-06-30
RED BRICK SYSTEMS INC
filed 1997-08-13
CIK 1001489

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
                             Exchange Act Of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

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

        Yes    X                                No
             -----                                  -----

As of July 31, 1997 there were 11,969,104 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         As of June 30, 1997 and December 31, 1996..........................................        3

         Condensed Consolidated Statements of Operations
         For the Three Months and Six Months Ended June 30, 1997 and 1996...................        4

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and 1996....................................        5

         Notes to Condensed Consolidated Financial Statements...............................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................        8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................................       20

Item 5.  Other Events.......................................................................       20

Item 6.  Exhibits and Reports on Form 8-K...................................................       21

SIGNATURES..................................................................................       22

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RED BRICK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         June 30,       December 31,
                                                                           1997            1996
                ASSETS  (unaudited)                                      --------         -------
Current assets:
        Cash and cash equivalents                                        $ 22,017         $14,552
        Short-term investments                                             17,330          20,599
        Accounts receivable, net                                            6,773          13,106
        Prepaid expenses and other current assets                           1,050           1,213
        Deferred tax assets                                                   850             850
                                                                         --------         -------
                Total current assets                                       48,020          50,320
Property and equipment, net                                                 2,805           2,693
Deposits and other assets                                                     278             205
Deferred tax assets                                                           150             150
                                                                         --------         -------
                        Total assets                                     $ 51,253         $53,368
                                                                         ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                     $437            $316
        Accrued expenses                                                    4,409           2,565
        Accrued compensation                                                2,459           2,191
        Deferred revenue                                                    6,479           4,180
        Capital lease obligations due within one year                         573             760
                                                                         --------         -------
                Total current liabilities                                  14,357          10,012
Capital lease obligations                                                     191             396
Minority interest                                                               2              36
Stockholders' equity:
        Common stock                                                            1               1
        Additional paid in capital                                         53,181          51,570
        Accumulated deficit                                               (16,402)         (8,507)
        Deferred compensation                                                  --             (36)
        Translation adjustment                                                  2               4
        Unrealized losses on marketable securities                             (4)             --
                                                                         --------         -------
                                                                           36,778          43,032
        Notes receivable from stockholders                                    (75)           (108)
                                                                         --------         -------
                Total stockholders' equity                                 36,703          42,924
                                                                         --------         -------
                        Total liabilities and stockholders' equity        $51,253         $53,368
                                                                         ========         =======

See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data; unaudited)


                                                                    Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                 -----------------------         -----------------------
                                                                   1997           1996            1997            1996
                                                                 -------         -------         -------         -------

Revenues:
        Software license                                          $7,401          $6,461         $11,046         $11,746
        Maintenance and service                                    3,010           1,569           5,888           2,798
                                                                 -------         -------         -------         -------
                Total revenues                                    10,411           8,030          16,934          14,544
                                                                 -------         -------         -------         -------
Cost of revenues:
        Software license                                             308             198             690             462
        Maintenance and service                                    2,115             603           3,954           1,060
                                                                 -------         -------         -------         -------
                Total cost of revenues                             2,423             801           4,644           1,522
                                                                 -------         -------         -------         -------
                        Gross margin                               7,988           7,229          12,290          13,022
                                                                 -------         -------         -------         -------
Operating expenses:
        Sales and marketing                                        6,765           4,711          14,041           8,208
        Research and development                                   2,065           1,423           4,776           2,928
        General and administrative                                 1,176             742           2,156           1,301
        In-process technology                                         --             500              --             500
                                                                 -------         -------         -------         -------
                Total operating expenses                          10,006           7,376          20,973          12,937
                                                                 -------         -------         -------         -------
                        Income (loss) from operations             (2,018)           (147)         (8,683)             85

Interest and other income                                            521             445           1,027             764
Interest and other expense                                           (26)            (84)            (66)           (153)
                                                                 -------         -------         -------         -------
        Income (loss) before provision for income
         taxes and minority interest                              (1,523)            214          (7,722)            696

Provision for income taxes                                           105              22             205              70
                                                                 -------         -------         -------         -------
        Income (loss) before minority interest                    (1,628)            192          (7,927)            626

Minority interest                                                     95              --              32              --
                                                                 -------         -------         -------         -------
        Net income (loss)                                        $(1,533)        $   192         $(7,895)        $   626
                                                                 =======         =======         =======         =======
Net income (loss) per share                                      $ (0.13)        $  0.01         $ (0.69)        $  0.05
                                                                 =======         =======         =======         =======
Shares used to compute
net income (loss) per share                                       11,493          12,881          11,463          12,567
                                                                 =======         =======         =======         =======

See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         -----------------------
                                                                                           1997           1996
                                                                                         --------       --------
Cash flows from operating activities:
        Net income (loss)                                                                $ (7,895)      $    626
        Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                Depreciation                                                                  746            596
                Amortization                                                                   95             51
                Deferred tax benefit                                                           --             --
                Minority interest                                                             (34)            --
                Changes in assets and liabilities:
                        Accounts receivable                                                 6,333         (3,343)
                        Prepaid expenses and other current assets                             163           (312)
                        Accounts payable                                                      121           (416)
                        Accrued expenses and compensation                                   2,148          1,646
                        Deferred revenue                                                    2,299            974
                                                                                         --------       --------
                                Net cash provided by (used in) operating activities         3,976           (178)
                                                                                         --------       --------
Cash flows from investing activities:
        Purchases of short-term investments                                               (17,949)       (27,335)
        Proceeds from sales of short-term investments                                      21,218          8,443
        Acquisition of property and equipment                                                (953)          (910)
        Deposits and other assets                                                             (73)           (14)
                                                                                         --------       --------
                Net cash provided by (used in) investing activities                         2,243        (19,816)
                                                                                         --------       --------
Cash flows from financing activities:
        Proceeds from issuance of stock, net                                                1,611         33,798
        Payment on notes receivable                                                            33             --
        Payment on notes payable to stockholders                                               --            (25)
        Principle payments on capital lease obligations                                      (392)          (505)
        Unrealized gains (losses) on marketable securities                                     (4)             5
        Translation adjustment                                                                 (2)            --
                                                                                         --------       --------
                Net cash provided by financing activities                                   1,246         33,273
                                                                                         --------       --------

Net increase in cash and cash equivalents                                                   7,465         13,279
Cash and cash equivalents at beginning of period                                           14,552          2,998
                                                                                         --------       --------
Cash and cash equivalents at end of period                                               $ 22,017       $ 16,277
                                                                                         ========       ========

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1996 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

4.   Red Brick Japan Co., Ltd.
     -------------------------

     Red Brick Japan Co., Ltd., a wholly-owned subsidiary of Red Brick Systems, Inc., was incorporated in Japan on January 16, 1997, for the purpose of assisting the Company and its distributors in the licensing and sale of Red Brick products and services in Japan.


5.   Recent Pronouncements
     ---------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants, convertible preferred stock, and common and common equivalent shares will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1996 of $0.01 per share, and is expected to result in no change in primary loss per share for the second quarter ended June 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


6.   In-Process Technology
     ----------------------

     The Company acquired in-process technology associated with a $500,000 licensing arrangement during the second quarter of 1996. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.


7.   Repricing
     ---------

     In April 1997, the Company offered employees, excluding executive officers, the option to exchange options to purchase 489,775 shares of Common Stock with an aggregate exercise price of $10,782,088 for new options to purchase 489,775 shares with an exercise price of $6.00 per share. All options that are repriced will vest beginning six months after the vesting start date under the original terms of the option grant.

                            RED BRICK SYSTEMS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Revenues" "Cost of Revenues", "Operating Expenses" "Interest and Other Income and Interest Expense", "Provisions for Income Taxes", "Minority Interest, Net Income and Net Income (Loss) Per Share", and "Liquidity and Capital Resources" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.

RESULTS OF OPERATIONS

Revenues


                                Three Months Ended         Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                 1997  Change    1996     1997  Change   1996
                               ------- -------  ------  ------- ------- -------
Software license               $ 7,401   15%    $6,461  $11,046  (6%)   $11,746
Percentage of total revenues      71%             80%     65%             81%
Maintenance and service        $ 3,010   92%    $1,569  $ 5,888  110%   $ 2,798
Percentage of total revenues      29%             20%     35%             19%
        Total revenues         $10,411   30%    $8,030  $16,934   16%   $14,544

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

     Software License Revenues.  The Company currently derives substantially all
     -------------------------
of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. Software license revenues decreased slightly for the six months ended June 30, 1997. Software license revenues for the three months ended June 30, 1997, increased over the year earlier period because of an increase in licensing activity; however, in the three months ended March 31, 1997, software license revenues were down significantly from the quarter ended December 31, 1996, because a number of transactions for which the Company expected to receive orders during the first quarter of 1997 did not close.

     Maintenance and Service Revenues.  The growth in maintenance revenues for
     --------------------------------
the three and six month periods ended June 30, 1997, was primarily attributable to the renewal of maintenance contracts after the initial one-year term, but the licensing revenue was down. Service revenues increased as a result of additional consulting and training engagements. The Company expects that prior growth rates of the Company's maintenance and service revenues may not be sustainable in the future.

     For the three and six month periods ended June 30, 1997, Pepsi Cola
Company accounted for 16% and 11% of total revenues, respectively. For the three and six month periods ended June 30, 1996, no one customer accounted for 10% or more of total revenues The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

     The Company's international revenues for the three and six month periods ended June 30, 1997, were 14% and 17% of total revenues, respectively. The Company's international revenues for the three and six month periods ended June 30, 1996, were less than 10% of total revenues. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES

                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                ---------------------   ----------------------
                                 1997  Change   1996     1997  Change    1996
                                ------ ------  ------   ------ ------   ------
Software license                $  308  56%     $198    $  690  49%     $  462
Percentage of total revenues      3%              2%      4%              3%
Maintenance and service         $2,115 251%     $603    $3,954 273%     $1,060
Percentage of total revenues      20%             8%     23%              7%
Total cost of revenues          $2,423 202%     $801    $4,644 205%     $1,522
Percentage of total revenues      23%            10%     27%             10%

     Cost of Software License Revenues.  Cost of software license revenues
     ---------------------------------
consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

     Cost of Maintenance and Service Revenues.  Cost of maintenance and service
     ----------------------------------------
revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three and six month periods ended June 30, 1997 increased over such costs for the same periods ended June 30, 1996, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations to support an expected increase in sales. The Company believes that the cost of maintenance and service revenues will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company continues to build its customer service and consulting organizations.

Operating Expenses


                                Three Months Ended        Six Months Ended
                                       June 30,                June30,
                                ----------------------  ----------------------
                                  1997  Change   1996     1997  Change   1996
                                ------- -----   ------  ------- -----   ------
Sales and marketing             $ 6,765  44%    $4,711  $14,041  71%    $8,208
Percentage of total revenues       65%            59%     83%             56%
Research and development        $ 2,065  45%    $1,423  $ 4,776  63%    $2,928
Percentage of total revenues       20%            18%     28%             20%
General and administrative      $ 1,176  58%    $ 742   $ 2,156  66%    $1,301
Percentage of total revenues       11%             9%     13%              9%
In-process technology           $    --   *     $ 500   $    --   *     $  500
Percentage of total revenues                       6%                      3%
Total operating expenses        $10,006  36%    $7,376  $20,973  62%    $12,937
Percentage of total revenues       96%            92%    124%             89%*
----------------------------
*       Not meaningful

     Sales and Marketing.  Sales and marketing expenses consisted primarily of
     -------------------
personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The increase in dollar amount in sales and marketing expenses was primarily due to the expansion of the Company's sales operations and increased marketing activities. The Company believes that such expenses will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing activities.

     Research and Development.  Research and development expenses consisted
     ------------------------
primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in dollar amount in research and development expenses was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line and the expensing of technology and software that had not met technological feasibility. In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of June 30, 1997, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operation. The Company believes that research and development expenses will continue to increase in dollar amount and may increase as a percentage of total revenues in the future.

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

INTEREST AND OTHER INCOME AND INTEREST EXPENSE


                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                  ------------------    ---------------------
                                  1997 Change   1996     1997  Change    1996
                                  ----  ----    ----    ------  ----    -----
Interest and other income         $521   17%    $445    $1,027   34%    $ 764
Percentage of total revenues        5%            6%       6%             5%
Interest expense                  $(26) (69%)   $(84)   $  (66) (57%)   $(153)
Percentage of total revenues       (0%)          (1%)     (0%)           (1%)

     Interest and other income primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income primarily increased during the six month period ended June 30, 1997 compared to the year earlier period because the funds were invested for the full six months in 1997 and were invested for a shorter period in 1996 following the Company's initial public offering on January 22, 1996.

PROVISION FOR INCOME TAXES

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                 1997  Change   1996    1997   Change   1996
                                -----   ----    ----    ----    ----    ----
Provision for income taxes      $105    377%    $22     $205    193%    $70
Percentage of total revenues      1%              0%      1%              0%

     The income tax provision for the six month period ended June 30, 1997 of $205,000 is attributable to current income taxes, and consists principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefit has been recognized for the loss incurred in the first six months of 1997. Although realization is not assured, the Company continues to believe that it is "more likely than not" that it will generate future taxable income sufficient to realize the benefit of the $1 million net deferred tax asset previously recognized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for the valuation allowance.

     The effective tax rate for the six month period ended June 30, 1996 was 10%, which differed from the federal statutory tax rate of 34%, primarily due to the utilization of net operating loss carryforwards, offset by domestic alternative minimum taxes and foreign taxes.

     As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately of $4.6 million and $2.5 million, respectively, and federal and state research credit carryforwards of $430,000 and $290,000, respectively. Utilization of approximately $1.5 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. These carryforwards will expire from 1998 to 2009.

MINORITY INTEREST, NET INCOME, AND NET INCOME (LOSS) PER SHARE


                                      Three Months Ended              Six Months Ended
                                             June 30,                     June30,
                                -----------------------------   -----------------------------
                                  1997       Change     1996      1997       Change     1996
                                -------     -------    ------   --------     ------     -----
Minority Interest               $    95         *       $ --     $    32         *       $ --
Percentage of total revenues       1%                     *           0%                   *
Net income (loss)               $(1,533)        *       $192     $(7,895)        *       $626
Percentage of total revenues      (15%)                   2%       (47%)                   4%
Net income (loss) per share     $ (0.13)        *       $0.01    $ (0.69)        *       $0.05
----------------------
*       Not meaningful

     Net loss per share for the six month period ended June 30, 1997 was primarily the result of the revenue shortfall for the three months ended March 31, 1997. As noted under "Software License Revenues," software license revenues for the six month period ended June 30, 1997 decreased from the year earlier period. In addition, as noted in "Risk Factors" below, the Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, since revenue fell below expectations, operating results were adversely affected and net income was disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues.


LIQUIDITY AND CAPITAL RESOURCES


                                                        June 30,      December 31,
                                                          1997  Change   1996
                                                        -------  -----  -------
Working capital                                         $33,663  (16%)  $40,308
Cash and cash equivalents and short-term investments    $39,347   12%   $35,151

     Working capital decreased at June 30, 1997, compared to that at December 31, 1996, primarily due to a decrease in accounts receivable and short-term investments and an increase in accrued expenses and deferred revenue, partially offset by an increase in cash and cash equivalents.

                                                          Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                         1997  Change    1996
                                                        ------ ------  --------
Cash provided by (used in) operating activities         $3,976    *    $   (178)
Cash provided by (used in) investing activities         $2,243    *    $(19,816)
Cash provided by financing activities                   $1,246 (96%)   $ 33,273
------------------------
*       Not meaningful

     For the six months ended June 30, 1997, net cash provided by operating activities resulted primarily from a decrease in accounts receivable and increases in deferred revenue and accrued expenses and compensation, partially offset by the net loss adjusted for noncash items. For the six months ended June 30, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in accrued expenses and compensation, a decrease in deferred revenue, and by net income.

     For the six months ended June 30, 1997 and 1996, the Company's investing activities consisted of purchases of investment grade, interest-bearing securities, offset by purchases of property and equipment. Capital expenditures were $953,000 in the six months ended June 30, 1997, compared to $910,000 in the six months ended June 30, 1996. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

     The cash provided by financing activities during the six months ended June 30, 1997 was primarily from the issuance of common stock through the Company's Employee Stock Purchase Plan. The cash provided by financing activities during the six months ended June 30, 1996 was primarily from the initial public offering.

     The Company has a $3,000,000 unsecured line of credit which expires April 30, 1998. Borrowings under this line bear interest at the lender's current index. The credit agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth. The agreement also restricts the payment of dividends. At June 30, 1997, there were no borrowings outstanding under this line of credit.

     The Company believes that its current cash balance, its credit facility, and its cash flow provided by operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Potential Fluctuations in Quarterly Results; Seasonality.  The Company's
     --------------------------------------------------------
quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the first quarter of 1997, for example, the Company received significantly fewer orders than expected, which had an immediate adverse impact on operating results for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income (loss) may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues, as occurred during the quarter ended March 31, 1997. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. As occurred during the quarter ended March 31, 1997 and as may occur in some future quarters, the Company's operating results were and/or may be below the expectations of public market analysts and investors. Should this occur, the price of the Company's Common Stock would be materially adversely affected.

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

     Limited Profitability; Accumulated Deficit; Future Operating Results
     --------------------------------------------------------------------
Uncertain. As of June 30, 1997, the Company had an accumulated deficit of $16.4
---------
million. The Company had a $1.5 million loss in the second quarter of 1997 and a $6.4 million loss in the first quarter of 1997 with a $7.9 million loss for the six month period ended June 30, 1997 and was only marginally profitable in 1996. There can be no assurance that the Company will return to profitability on a quarterly basis or on an annual basis. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

     Dependence on Continued Growth of the Data Warehouse Market. Although
     -----------------------------------------------------------
demand for data warehouse software has grown in recent years, the market is still emerging. The Company's future financial performance will depend to a large extent on continued growth in the number of organizations adopting data warehouses and existing customers expanding their use of data warehouses. There can be no assurance that the market for data warehouses will continue to grow. If the data warehouse market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected.

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

     Dependence Upon Key Personnel; Need to Increase Sales and Technical
     -------------------------------------------------------------------
Personnel. The Company's future performance depends in a significant part upon
---------
the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one of more of the Company's key employees in the future could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company may hire a number of additional sales and technical personnel in 1997. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1997 and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

     Management of Changing Business.  The Company experienced a period of
     -------------------------------
significant growth in its employee base and a growth in its revenue during 1996 and 1997 that placed a serious strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

     Expansion of Indirect Channels.  An integral part of the Company's strategy
     ------------------------------
is to further develop a channel of distributors, value added resellers (VARs), application partners, and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, application partners, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, application partners, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices the Company expects to receive when selling through indirect channels.

     International Operations. The Company's international revenues in the six
     ------------------------
month period ended June 30, 1997 and 1996, accounted for 19% and less than 10% of total revenues, respectively. The Company intends to continue to expand and maximize the sales potential of its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in 1997 and subsequent periods, the Company believes it may need to restructure some of its existing international operations, establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

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

     The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires in November 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. The Company has developed alternative technology to replace the products currently licensed from Sybase. A fully functional replacement connectivity product, with the release of Red Brick Warehouse version 5.0.12, achieved general availability on July 7, 1997, for certain UNIX computer hardware platforms, and on July 24, 1997, for the Windows NT/Intel computer hardware platform. The Company expects that the replacement connectivity product will be generally available on all currently supported hardware platforms before the expiration of the

Sybase agreement in November 1997. The Company expects that this product will eliminate its dependency on Sybase for connectivity products. There can be no assurance that the Company's replacement connectivity product released to date will operate as expected or that the replacement connectivity product will be generally available on other computer hardware platforms currently supported by the Company prior to expiration of the Sybase agreement in November 1997. The occurrence of either of these events could have a materially adverse effect upon the Company's business, operating results, and financial condition.

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

     Potential Volatility of Stock Price.  The trading price of the Company's
     -----------------------------------
Common Stock is highly volatile, as was demonstrated during the six month period ended June 30, 1997, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that prices and price/earnings ratios will be sustained.

PART II.    OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Company held its Annual meeting of Stockholders on May 21,
             1997.

        (b)  The Company's stockholders voted the following matters:

                (i) Election of five directors. All directors proposed by management were elected.

        Name of                 Number of       # of Votes   # of Votes  Number of     # of Broker
        Nominee                 Votes For        Against      Withheld  Abstentions     Non-Votes
-----------------------         ---------       ---------    ---------   ---------       ---------
Christopher G. Erickson         7,849,846               0       80,704           0               0
Thomas H. Bredt                 7,900,827               0       29,723           0               0
Andrew K. Ludwick               7,900,827               0       29,723           0               0
John F. Shoch                   7,887,307               0       43,243           0               0
John E. Warnock                 7,886,827               0       43,723           0               0

                (ii) Approval of an amendment to the 1995 Stock Option Plan to change the limit on the maximum number of shares issuable per person from 50% of the share pool over the term of the 1995 Plan to 100,000 per calendar year, with a higher limit of 300,000 shares applicable in the year an individual first commences service with the Company. 7,778,881 votes were cast in favor of the amendment, 70,946 votes were cast against, no votes were withheld, there were 56,096 abstentions, and 24,627 broker non-votes.

                (iii) Ratification of independent public auditors. The
                      Stockholders ratified the appointment of Ernst & Young as the Company's independent public auditors for the fiscal year ended December 31, 1997. 7,910,133 votes were cast in favor of the appointment 7,550 votes were cast against, zero were withheld, there were 12,867 abstentions, and no broker non-votes.


ITEM 5. OTHER EVENTS

        On July 21, 1997, the Board of Directors of the Company adopted and approved Amended and Restated Bylaws of the Company. The Amended and Restated Bylaws of the Company differ from the Company's previous bylaws in two ways: (i) they eliminate the right of stockholders to call a stockholders' meeting; and (ii) they require timely prior notice for director nominations or other business that a stockholder wishes to properly bring before a meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 3.5:   Amended and Restated Bylaws of the Company

              Exhibit 11.1:  Statement Regarding Computation of Earnings Per
                             Share

              Exhibit 27:    Financial Data Schedule  (EDGAR version only)

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the three months ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1997          RED BRICK SYSTEMS, INC.
                                (Registrant)



                        By:     /s/ Robert C. Hausmann

                                Robert C. Hausmann
                                Vice President, Finance and Administration
                                (Duly authorized officer and principal
                                 financial and accounting officer)