Form 10-Q
period 1997-09-30
RED BRICK SYSTEMS INC
filed 1997-11-12
CIK 1001489

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934

               For the quarterly period ended September 30, 1997

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

                             Yes  [X]       No [_]


As of October 31, 1997 there were 12,235,306 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         As of September 30, 1997 and December 31, 1996...................    3

         Condensed Consolidated Statements of Operations For the Three
         Months and Nine Months Ended September 30, 1997 and 1996.........    4

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 1997 and 1996............    5

         Notes to Condensed Consolidated Financial Statements.............    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................    9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   22

SIGNATURES................................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            RED BRICK SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1997           1996
                                                      -------------   ------------
                      ASSETS                           (unaudited)
Current assets
  Cash and cash equivalents                                $ 14,468        $14,552
  Short-term investments                                     13,611         20,599
  Accounts receivable, net                                    7,741         13,106
  Prepaid expenses and other current assets                     795          1,213
  Deferred tax assets                                           850            850
                                                           --------        -------
      Total current assets                                   37,465         50,320
Property and equipment, net                                   2,533          2,693
Intangible assets                                               406             --
Deposits and other assets                                       301            205
Deferred tax assets                                             150            150
                                                           --------        -------
        Total assets                                       $ 40,855        $53,368
                                                           ========        =======
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  1,032        $   316
  Accrued expenses                                            3,430          2,565
  Accrued compensation                                        2,081          2,191
  Deferred revenue                                            4,733          4,180
  Capital lease obligations due within one year                 488            760
                                                           --------        -------
      Total current liabilities                              11,764         10,012
Capital lease obligations                                       113            396
Minority interest                                                --             36
Stockholders' equity:
  Common stock                                                    1              1
  Additional paid in capital                                 56,005         51,570
  Accumulated deficit                                       (26,944)        (8,507)
  Deferred compensation                                          --            (36)
  Translation adjustment                                          4              4
  Unrealized losses on marketable securities                    (13)            --
                                                           --------        -------
                                                             29,053         43,032
  Notes receivable from stockholders                            (75)          (108)
                                                           --------        -------
      Total stockholders' equity                             28,978         42,924
                                                           --------        -------
        Total liabilities and stockholders' equity         $ 40,855        $53,368
                                                           ========        =======

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                               --------------------   -------------------
                                                 1997        1996       1997       1996
                                               --------    --------   --------   -------
Revenues:
  Software license                             $  8,143     $ 7,319   $ 19,189   $19,065
  Maintenance and service                         3,546       1,694      9,434     4,492
                                               --------     -------   --------   -------
    Total revenues                               11,689       9,013     28,623    23,557
                                               --------     -------   --------   -------
Cost of revenues:
  Software license                                  449         317      1,139       779
  Maintenance and service                         2,210         851      6,164     1,911
                                               --------     -------   --------   -------
    Total cost of revenues                        2,659       1,168      7,303     2,690
                                               --------     -------   --------   -------
      Gross margin                                9,030       7,845     21,320    20,867
                                               --------     -------   --------   -------
Operating expenses:
  Sales and marketing                             5,772       5,153     19,813    13,361
  Research and development                        2,354       1,465      7,130     4,393
  General and administrative                        863         717      3,019     2,018
  In-process technology                          10,984          --     10,984       500
                                               --------     -------   --------   -------
    Total operating expenses                     19,973       7,335     40,946    20,272
                                               --------     -------   --------   -------
      Income (loss) from operations             (10,943)        510    (19,626)      595

Interest and other income                           464         459      1,491     1,223
Interest and other expense                          (27)        (86)       (93)     (239)
                                               --------     -------   --------   -------
  Income (loss) before provision for income
    taxes and minority interest                 (10,506)        883    (18,228)    1,579

Provision for income taxes                          100         102        305       172
                                               --------     -------   --------   -------
  Income (loss) before minority interest        (10,606)        781    (18,533)    1,407

Minority interest                                    64          37         96        37
                                               --------     -------   --------   -------
      Net income (loss)                        $(10,542)    $   818   $(18,437)  $ 1,444
                                               ========     =======   ========   =======

Net income (loss) per share                      $(0.89)      $0.06     $(1.59)    $0.11
                                               ========     =======   ========   =======
Shares used to compute
  net income (loss) per share                    11,849      12,770     11,591    12,635
                                               ========     =======   ========   =======

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                                                                1997       1996
                                                                              --------   ---------
Cash flows from operating activities:
  Net income (loss)                                                           $(18,437)  $  1,444
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                              1,269      1,043
      In-process technology                                                     10,984         --
      Minority interest                                                            (36)        84
      Changes in assets and liabilities:
        Accounts receivable                                                      5,365     (3,420)
        Prepaid expenses and other current assets                                  418       (440)
        Accounts payable                                                           716       (413)
        Accrued expenses and compensation                                          717      1,132
        Deferred revenue                                                           553        437
                                                                              --------   --------
          Net cash provided by (used in) operating activities                    1,549       (133)
                                                                              --------   --------
Cash flows from investing activities:
  Purchases of short-term investments                                          (18,990)   (34,106)
  Proceeds from sales of short-term investments                                 25,978     13,493
  Acquisition of property and equipment                                         (1,109)    (1,389)
  Acquisition of certain assets and technology                                  (9,543)        --
  Deposits and other assets                                                        (96)       (51)
                                                                              --------   --------
          Net cash used in investing activities                                 (3,760)   (22,053)
                                                                              --------   --------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                                           2,662     35,275
  Payment on notes receivable                                                       33         --
  Payment on notes payable to stockholders                                          --        (33)
  Principal payments on capital lease obligations                                 (555)      (766)
  Unrealized gains (losses) on marketable securities                               (13)        45
  Translation adjustment                                                            --          5
                                                                              --------   --------
          Net cash provided by financing activities                              2,127     34,526
                                                                              --------   --------

Net increase (decrease) in cash and cash equivalents                               (84)    12,340
Cash and cash equivalents at beginning of period                                14,552      2,998
                                                                              --------   --------
Cash and cash equivalents at end of period                                    $ 14,468   $ 15,338
                                                                              ========   ========

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation
   ---------------------

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustmentsccruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1996 Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1997. The December 31, 1996, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3. Recent Pronouncements
   ---------------------

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants, convertible preferred stock, and common and common equivalent shares issued will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine months ended September 30, 1996, of $0.01 and $.02 per share, respectively, and is expected to result in no change in primary loss per share for the three and nine months ended September 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

  On July 1, 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

  The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.


4. Purchase of Certain Assets and Technology
   -----------------------------------------

  On August 29, 1997, the Company executed a technology purchase agreement with CMG Information Services, Inc., a Delaware corporation ("CMGI"), and its wholly-owned subsidiary, Engage Technologies, Inc., a Delaware corporation ("Engage"), whereby the Company acquired the source code and related documentation to the Engage software technology "Engage.Fusion" and "Engage.Discover," and such products' shared, object-oriented, metadata facility, all of which are currently technology under development. Additionally, the Company purchased certain assets, including unidentified goodwill ($126,193), and incurred certain expenses associated with hiring of a portion of Engage's workforce ($280,448). In the third quarter of 1997 the Company took a charge of approximately $11 million for in-process technology based upon an independent appraisal. The Company paid CMGI $9.5 million in cash and issued to CMGI 238,160 shares of unregistered common stock valued at $1,773,399. At the time of the purchase by the Company, the acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

5. Repricing
   ---------

  In April 1997, the Company offered employees, excluding executive officers, the option to exchange options to purchase 489,775 shares of Common Stock with an aggregate exercise price of $10,782,088 for new options to purchase 489,775 shares of Common Stock with an exercise price of $6.00 per share and an aggregate exercise price of $2,938,650. All options that were repriced begin vesting six months after the vesting start date under the original terms of the option grant.

                            RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Results of Operations" "--Revenues", "--Cost of Revenues", "- -Operating Expenses", "--Interest and Other Income and Interest Expense", "-- Provision for Income Taxes", "--Minority Interest, Net Income and Net Income
(Loss) Per Share", and "Liquidity and Capital Resources" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.


RESULTS OF OPERATIONS

REVENUES

                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                ------------------------     ---------------------------
                                 1997     CHANGE   1996       1997      CHANGE    1996
                                -------   ------  ------     -------    ------   -------
Software license                $ 8,143    11%    $7,319     $19,189      1%     $19,065
Percentage of total revenues         70%              81%         67%                 81%
Maintenance and service         $ 3,546   109%    $1,694     $ 9,434    110%     $ 4,492
Percentage of total revenues         30%              19%         33%                 19%
  Total revenues                $11,689    30%    $9,013     $28,623     22%     $23,557

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the maintenance period, which is typically 12 months. Consulting and training revenues are recognized at the time the services are performed. Revenue under software development agreements is recognized using the percentage-of-completion method, based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return; however, reserves are maintained for potential credit losses.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications. Software license revenues increased slightly for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. Software license revenues for the three months ended September 30, 1997, increased over the year earlier period because of an increase in licensing activity. Prior growth rates of the Company's software license revenues may not be indicative of future software license revenue and may not be sustainable in the future.

  Maintenance and Service Revenues. The growth in maintenance revenues for the three and nine month periods ended September 30, 1997, was primarily attributable to the renewal of maintenance contracts after the initial one-year term. Service revenues increased as a result of additional consulting and training engagements. The Company expects that prior growth rates of the Company's maintenance and service revenues may not be sustainable in the future.

  For the three month period ended September 30, 1997, sales to HBS, International, Inc., accounted for 12% of total revenue. For the nine month period ended September 30, 1997, no one customer accounted for 10% or more of total revenues. For the three month period ended September 30, 1996, sales to Aerial Communications, Inc., (formerly American Portable Telecom, Inc.), accounted for 16% of total revenues and sales to Kraft Foods, Inc., accounted for 11% of total revenues. For the nine month period ended September 30, 1996, no one customer accounted for 10% or more of total revenues. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

  The Company's revenues outside of North America for the three and nine month periods ended September 30, 1997, were 13% and 14% of total revenues, respectively. The Company's revenues outside of North America for the three and nine month periods ended September 30, 1996, were less than 10% of total revenues. The Company intends to continue to expand its international operations and to enter additional international markets.


COST OF REVENUES

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                 ----------------------------      ----------------------------
                                  1997      CHANGE     1996          1997      CHANGE     1996
                                 --------   ------     ------      ------      ------    ------
Software license                   $  449      42%     $  317      $1,139         46%    $  779
Percentage of total revenues            4%                  4%          4%                    3%
Maintenance and service            $2,210     160%     $  851      $6,164        223%    $1,911
Percentage of total revenues           19%                  9%         22%                    8%
Total cost of revenues             $2,659     128%     $1,168      $7,303        171%    $2,690
Percentage of total revenues           23%                 13%         26%                   11%

  Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three and nine month periods ended September 30, 1997, increased over such costs for the same periods ended September

30, 1996, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations to support an expected increase in sales. The Company believes that the cost of maintenance and service revenues will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company continues to build its customer service and consulting organizations.


OPERATING EXPENSES

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                ----------------------------       --------------------------
                                 1997        CHANGE    1996           1997    CHANGE    1996
                                -------      ------   ------       -------    ------   ------
Sales and marketing             $ 5,772       12%     $5,153       $19,813       48%  $13,361
Percentage of total revenues         49%                  57%           69%                57%
Research and development        $ 2,354       61%     $1,465       $ 7,130       62%  $ 4,393
Percentage of total revenues         20%                  16%           25%                19%
General and administrative      $   863       20%     $  717       $ 3,019       50%  $ 2,018
Percentage of total revenues          7%                   8%           11%                 9%
In-process technology           $10,984        *      $   --       $10,984    2,097%  $   500
Percentage of total revenues         94%                                38%                 2%
Total operating expenses        $19,973      172%     $7,335       $40,946      102%  $20,272
Percentage of total revenues        171%                  81%          143%                86%

--------------
*  Not meaningful

  Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows.
The increase in dollar amount in sales and marketing expenses was primarily due to the expansion of the Company's sales operations and increased marketing activities, partially offset by the reversal of accruals recorded during the first quarter for bonuses and for the closing of the UK office. The reversals, which totaled approximately $500,000 or $0.04 per share, were required since the Company determined that bonuses were going to be paid at a lower rate than originally estimated. In addition, original estimates of costs to restructure the UK office were higher than actual expenses incurred. The Company believes that sales and marketing expenses will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing activities.

  Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in dollar amount in research and development expenses was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line, work on the development of the in-process technology acquired, and the expensing of technology and software that had not met technological feasibility. In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of September 30, 1997, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying condensed consolidated statements of operation. The Company believes that research and development expenses will continue to increase in dollar amount and may increase as a percentage of total revenues in the future as the Company works on the in-process technology acquired from Engage and continues to update and expand its product line.

  General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. The increase in dollar amount of general and administrative expenses was primarily attributable to increased staffing and professional fees necessary to manage and support the Company and to provide the infrastructure required, partially offset by the reversal of accruals related to the restructuring of the UK office recorded in the first quarter of the current fiscal year The reversal, which totaled approximately $100,000 or less than $0.01 per share, was required since actual costs incurred were less than previously accrued. The Company believes that its general and administrative expenses will continue to increase in dollar amount in the future as the Company expands its administrative staff and adds infrastructure.

  Cost of In-Process Technology. The cost of in-process technology was $11.0 million for the current quarter. These costs were for the purchase on August 29, 1997, of certain technology under development from Engage. The acquisition provided technology the Company is working to integrate into Red Brick Warehouse, the Company's relational database specialized for data warehouse applications, to create a next-generation, end-to-end data warehouse platform of products. In the second quarter of 1996, the Company also acquired in-process technology, associated with a $500,000 licensing arrangement. At the time purchased by the Company, this acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.


INTEREST AND OTHER INCOME AND INTEREST EXPENSE

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                ----------------------------       ----------------------------
                                 1997      CHANGE      1996          1997     CHANGE     1996
                                -------    ------     ------       -------    ------    -------
Interest and other income        $ 464        1%      $ 459        $1,491        22%    $1,223
Percentage of total revenues         4%                  5%            5%                   5%
Interest expense                 $ (27)     (69%)     $ (86)       $  (93)      (61%)   $ (239)
Percentage of total revenues        (0%)                (1%)          (0%)                 (1%)

  Interest and other income primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income increased during the nine month period ended September 30, 1997, compared to the year earlier period primarily because of the compounding of funds where the income was reinvested.


PROVISION FOR INCOME TAXES

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                --------------------------     ---------------------------
                                  1997    CHANGE     1996       1997      CHANGE    1996
                                ------    ------    ------     ------     ------   -------
Provision for income taxes      $ 100      (2%)      $ 102      $ 305      77%     $ 172
Percentage of total revenues        1%                   1%         1%                 1%

  The income tax provision for the nine month period ended September 30, 1997, of $305,000 is attributable to current income taxes, and consists principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefit has been recognized for the loss incurred in the first nine months of 1997. Although realization is not assured, the Company continues to believe it is "more likely than not" that it will generate future taxable income sufficient to realize the benefit of the $1 million net deferred tax asset previously recognized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for the valuation allowance.

  The effective tax rate for the nine month period ended September 30, 1996, was 11%, which differed from the federal statutory tax rate of 34%, primarily due to the utilization of net operating loss carryforwards, offset by adjustments of the valuation allowance, alternative minimum taxes, and foreign taxes.

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


MINORITY INTEREST, NET INCOME, AND NET INCOME (LOSS) PER SHARE

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                --------------------------     ---------------------------
                                  1997    CHANGE     1996       1997      CHANGE    1996
                                ------    ------    ------     ------     ------   -------
Minority Interest               $     64     73%     $  37      $     96    159%   $   37
Percentage of total revenues           1%                0%            0%               0%
Net income (loss)               $(10,542)     *      $ 818      $(18,437)     *    $1,444
Percentage of total revenues         (90)%               9%          (64)%              6%
Net income (loss) per share     $  (0.89)     *      $0.06      $  (1.59)     *    $ 0.11

-----------
*  Not meaningful

  Net loss per share for the nine-month period ended September 30, 1997, was primarily the result of the revenue shortfall for the three months ended March 31, 1997, and of the purchase of the in-process technology in August 1997. Software license revenues for the three-month period ended March 31, 1997, decreased from the year earlier period during which time the Company's expense levels remained relatively fixed and were based, in part, on expectations as to future revenues. Consequently, since revenue fell below expectations, operating results were adversely affected and net income (loss) was disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. This, coupled with the purchase of the in-process technology, accounted for most of the loss.

LIQUIDITY AND CAPITAL RESOURCES

                                                           SEPTEMBER 30,            DECEMBER 31,
                                                               1997       CHANGE       1996
                                                           ------------   ------    ------------
Working capital                                               $25,641      (36%)      $40,308
Cash and cash equivalents and short-term investments          $28,079      (20%)      $35,151

  Working capital decreased at September 30, 1997, compared to that at December 31, 1996, primarily due to cash used for the acquisition of in-process technology and other assets from CMGI, offset by a decrease in accounts receivable.

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                           --------------------------------
                                                            1997       CHANGE        1996
                                                           ------      ------       -------
Cash provided by (used in) operating activities           $ 1,549         *         $   (133)
Cash used in investing activities                         $(3,760)      (83%)       $(22,053)
Cash provided by financing activities                     $ 2,127       (94%)       $ 34,526
-----------
*    Not meaningful

  For the nine months ended September 30, 1997, net cash provided by operating activities resulted primarily from a decrease in accounts receivable and increases in accrued expenses and compensation, accounts payable, and deferred revenue partially offset by the net loss adjusted for non-cash items including the in-process technology. For the nine months ended September 30, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and a decrease in accounts payable and prepaid expenses and other current assets, partially offset by increases in accrued expenses and compensation, deferred revenue, and by net income.

  For the nine months ended September 30, 1997, the Company's investing activities consisted of purchases of in-process technology and property and equipment partially offset by purchases and sales of investment grade, interest-bearing securities. For the nine months ended September 30, 1996, the Company's investing activities consisted of purchases and sales of investment grade, interest-bearing securities, and purchases of property and equipment. Capital expenditures were $1.1 million in the nine months ended September 30, 1997, compared to $1.4 million in the nine months ended September 30, 1996. The Company expects that its capital expenditures will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

  The cash provided by financing activities during the nine months ended September 30, 1997, was primarily from the issuance of common stock through the Company's Employee Stock Purchase Plan. The cash provided by financing activities during the nine months ended September 30, 1996, was primarily from the initial public offering.

  The Company has a $3,000,000 unsecured line of credit which expires April 30, 1998. Borrowings under this line bear interest at the lender's current index. The credit agreement requires the Company to maintain certain financial ratios, minimum working capital, and minimum tangible net worth. The agreement also restricts the payment of dividends. At September 30, 1997, there were no borrowings outstanding under this line of credit.

  The Company believes that the current cash balance, credit facility, and cash flow provided by operations, if any, will be sufficient to meet anticipated working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for serving data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the first quarter of 1997, for example, the Company received significantly fewer orders than expected, which had an immediate adverse impact on operating results for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income (loss) may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues, as occurred during the quarter ended March 31, 1997. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. As occurred during the quarter ended March 31, 1997, and as may occur in some future quarters, the Company's operating results were and/or may be below the expectations of public market analysts and investors. Should this occur, the price of the Company's Common Stock would be materially adversely affected.

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

  Competition. The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies if the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of September 30, 1997, the Company had an accumulated deficit of $26.9 million. The Company had a $10.5 million loss in the third quarter of 1997, a $1.5 million loss in the second quarter of 1997, a $6.4 million loss in the first quarter of 1997, an $18.4 million loss for the nine month period ended September 30, 1997, and was only marginally profitable in 1996. There can be no assurance that the Company will return to profitability on a quarterly basis or on an annual basis. The Company began shipping its principal product, Red Brick Warehouse, in December 1991. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to successfully complete development of in-process technology acquired, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

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

  Dependence on New Products and Rapid Technological Change; Feasibility of In-Process Technology. The market for the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction by others of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products or product enhancements would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition will be materially adversely affected.

  The Company is currently working to integrate the in-process technology it acquired from Engage into Red Brick Warehouse to create an end-to-end data warehouse solution. This development effort involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such an end-to-end data warehouse solution on a timely basis, or at all, that such solution will operate as expected, or that the Company will be able to successfully market and license such solution. The occurrence of any of these events could have a materially adverse effect on the Company's business, operating results, and financial condition.

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

  Risk of Product Defects. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered software errors in certain of its new products after their introduction. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance which could have a materially adverse effect upon the Company's business, financial condition, and results of operations.

  Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. In September 1997, Robert C. Hausmann, who had been serving as the Company's Chief Financial Officer and Vice President of Finance and Administration, left the Company. Christopher G. Erickson, President and Chief Executive Officer of the Company, began acting as the Company's Chief Financial Officer until the successful conclusion of an executive search for Mr. Hausmann's replacement. Mr. Hausmann will remain in an advisory role through the end of 1997. In November, the Company announced the appointment of Margaret Brauns to Chief Financial Officer and Vice President of Finance and Administration, effective December 3, 1997. From 1990 to October 1997, Ms. Brauns was employed by Informix Corporation, a database software company, and since 1992 served as Vice President and Treasurer. The loss of the services of one or more of the Company's key employees in the future could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company may hire a number of additional sales and technical personnel in 1997. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its direct sales force and its research and development groups in 1997 and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during this period. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

  Management of Changing Business. The Company experienced a period of significant growth in its employee base and a growth in its revenue during 1997 and 1996 that placed a serious strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a materially adverse effect upon the Company's business, operating results, and financial condition.

  Expansion of Indirect Channels. An integral part of the Company's strategy is to further develop a channel of distributors, value added resellers (VARs), application partners, and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel. The Company is currently investing, and intends to continue to invest, significant resources in developing this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract distributors, VARs, application partners, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs, application partners, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively impacted due to the lower unit prices the Company expects to receive when selling through indirect channels.

  International Operations. The Company's international revenues in the nine month period ended September 30, 1997 and 1996, accounted for 14% and less than 10% of total revenues, respectively. The Company intends to continue to expand its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully in 1997 and subsequent periods, the Company believes it may need to establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

  Limited Protection of Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has filed provisional patent applications in the United States with respect to certain aspects of its software. None of these patents have been granted and there can be no assurance that a patent or patents will be issued pursuant to any of these applications or that, if granted, such patent or patents would survive a legal challenge to its validity or provide significant protection to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, including any future products based on in-process technology acquired. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could consume time, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company, or at all, which could have a materially adverse effect upon the Company's business, operating results and financial condition.

  The Company licenses Open Server and Open Client products from Sybase, a competitor of the Company, pursuant to a non-exclusive, royalty bearing reseller agreement, which expires on November 27, 1997. The Open Server and Open Client products provide client/server access to the Company's data warehouse. The Company has developed alternative technology to replace the products licensed from Sybase. Replacement connectivity software achieved general availability with the release of Red Brick Warehouse version 5.0.12 on July 7, 1997 for certain UNIX computer platforms, on September 2, 1997 for all remaining UNIX computer platforms, on July 24, 1997 for the Windows NT/Intel computer platform and on September 2, 1997 for the newly supported Windows NT/Digital Alpha platform. The Company believes that the replacement connectivity product is generally available on all currently supported hardware platforms, except for certain low volume client platforms which the Company does not expect will have a materially adverse effect and for which alternative solutions are available. The replacement connectivity software has only been available for shipment for a short period of time. Software as complex as the replacement connectivity software may contain errors or failures that may not be discovered until after its introduction. If so, the Company may experience delays or lost revenues during the period required to correct these errors. There can be no assurance that despite testing by the Company and by current and potential customers, errors will not be found in the replacement connectivity software, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

  Potential Volatility of Stock Price. The trading price of the Company's Common Stock is highly volatile, as was demonstrated during the nine month period ended September 30, 1997, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that prices and price/earnings ratios will be sustained.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 11.1: Statement Regarding Computation of Earnings (Loss)
                             Per Share

               Exhibit 27:   Financial Data Schedule  (EDGAR version only)

          (b)  Reports on Form 8-K

               With respect to the three month period ended September 30, 1997, the Company filed a Current Report on Form 8-K dated August 29, 1997, which included information reported under Item 2 (Acquisition or Disposition of Assets) relating to its acquisition of in-process technology from Engage.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1997     RED BRICK SYSTEMS, INC.
                             (Registrant)



                        By:  /s/ Christopher G. Erickson
                             ---------------------------
                             Christopher G. Erickson
                             President, Chief Executive Officer, and Chairman of the Board of Directors
                             (Duly authorized officer and acting principal financial and accounting officer)