Form 10-K
period 1997-12-31
RED BRICK SYSTEMS INC
filed 1998-03-31
CIK 1001489

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                        Commission file number: 0-27310

                            [LOGO OF RED BRICK(R)]

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

        REGISTRANTS TELEPHONE NO., INCLUDING AREA CODE: (408) 399-3200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                        Common Stock, $.0001 par value
                        Preferred Share Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $64,769,340. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 1998, there were 12,478,650 shares of the Registrants Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 15, 1998, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                                PAGE
                                                                                                ----
                                                 PART I
 Item 1.  Business.............................................................................   1
 Item 2.  Properties...........................................................................  17
 Item 3.  Legal Proceedings....................................................................  17
 Item 4.  Submission of Matters to a Vote of Security Holders..................................  17
 Item 4a. Executive Officers of the Registrant.................................................  17
                                                 PART II
 Item 5.  Market for Registrants Common Stock and Related Stockholder Matters..................  19
 Item 6.  Selected Consolidated Financial Data.................................................  19
 Item 7.  Managements Discussion and Analysis of Financial Condition and Results of Operations.  20
 Item 8.  Consolidated Financial Statements and Supplementary Data.............................  28
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  49
                                                PART III
 Item 10. Directors and Executive Officers of the Registrant...................................  49
 Item 11. Executive Compensation...............................................................  49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  49
 Item 13. Certain Relationships and Related Transactions.......................................  49
                                                 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  50
 Signatures....................................................................................  53

                                    PART I

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this item under the heading "Risk Factors That May Affect Future Results" as well as those discussed elsewhere in this item or this report, and the risks discussed in the Company's Securities and Exchange Commission filings.

ITEM 1. BUSINESS

OVERVIEW

  Red Brick Systems, Inc. ("Red Brick" or the "Company") designs, develops, markets and supports data warehousing software. The Company's flagship product, Red Brick Warehouse, is a high performance, client/server relational database management system ("RDBMS") software product specifically designed for data warehousing, data mart, data mining, and on-line analytical processing ("OLAP") applications. The Company assists customers in designing and building data warehouse solutions. The Company's software enables IT professionals and business managers to implement quickly and manage effectively data warehouse applications and provides decision makers with easy access to critical information necessary to make more informed decisions.

  The Company's products comprise a suite of data warehouse RDBMS servers, data mining software, data warehouse administration tools and connectivity software designed to enable organizations to implement data warehouse solutions across their organizations. The Company's products today incorporate the three main components of a data warehouse: load processing, warehouse data management and query processing. In August 1997, the Company purchased in-process technology that includes data transformation and data analysis capabilities. The Company is currently working to integrate the in-process technology into Red Brick Warehouse to create an end-to-end data warehouse platform.

  The Company's client/server based products are designed to support open industry standards, which provides its customers maximum flexibility in selecting computing environments and data warehouse tools. The Company markets its software and related services primarily through a direct sales organization and through value-added resellers, system integrators, consulting partners, hardware partners and distributors worldwide. The Company's customers include: 360 Communications Company, AT&T, Barnes & Noble, BellSouth, Blue Cross Blue Shield Association Federal Employees Program, Catalina Marketing, Estee Lauder, Goodyear Tire and Rubber Company, Hewlett-Packard, Holiday Hospitality Corporation, Mobil Oil, NASA, Pepsi-Cola Company, Reuters Information Technology, Sara Lee Corporation, Tenneco Packaging, Tufts Associated Health Plans, and WorldCom.

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

  On-line transaction processing ("OLTP") systems are used to automate those business functions that generate records that can be processed and stored electronically, such as automatic teller machines, reservation centers and telephone calls. In today's organizations, many thousands of these transactions may occur every second of every day, generating vast amounts of business data. This dramatic increase in the quantity of transaction data has led to the development of RDBMS technologies designed and optimized for collecting and storing transaction data.

  Organizations seek to make faster, more accurate and more confident business decisions by effectively using the vast amount of data generated by these OLTP systems. However, organizations have discovered limitations in using the same OLTP system for both transaction processing and decision support. For example, OLTP systems maintain only recent operating data on-line, making real-time analysis of historical data very difficult. In addition, organizations maintain separate OLTP systems for each specific business function, such as purchasing, inventory management and point of sale transactions, making cross-functional analysis of information contained in these separate databases problematic. Furthermore, to process hundreds or thousands of transactions per second, the transaction processing systems store data in formats designed for transaction performance rather than for use by business people for decision support. Finally, conducting analysis and transaction processing on the same system substantially degrades the OLTP systems' performance, jeopardizing the execution of routine business transactions that are critical to organizations. As a result, organizations have found it difficult to utilize OLTP systems for decision support.

  To enable more effective decision making, organizations have established separate, dedicated systems for decision support. However, these organizations have encountered limitations in applying traditional RDBMS technologies, which have been optimized for OLTP applications, as their decision support databases. For example, OLTP RDBMSs have been designed to process thousands of small, predetermined structured updates every second. Business analysis applications, on the other hand, require performing relatively few, highly unstructured, ad-hoc, read-intensive queries per minute. In addition, OLTP RDBMS technologies have been optimized to access and update a small number of records with every transaction, whereas a single query for business analysis could require the access and retrieval of millions of records. OLTP RDBMSs are optimized for continual collection and processing of transactional data, whereas decision support systems require a methodology more focused on extraction and analysis of data. OLTP RDBMSs are unable to store effectively and manage the vast amounts of historical and cross-functional data required by a decision support application. For all of the above reasons, it is difficult to pose and answer business questions using traditional OLTP RDBMS applications.

  To utilize transaction data effectively for better decision making, organizations require a RDBMS optimized for decision support and maintained separately from OLTP RDBMSs. These separate RDBMSs, referred to as data warehouses, must contain weeks, months, and even years of summary and detailed historical business data that can amount to gigabytes and terabytes of information necessary for analysis and decision making.

SOLUTION

  The Company designs, develops, markets and supports Red Brick Warehouse, an RDBMS software product optimized to meet the new requirements of data warehouse, data mart, data mining, and OLAP applications. The Company believes it was the first to provide an open database product designed specifically for these applications. The Company has capitalized on more than ten years of experience in decision support systems and technologies to assist customers in designing and building data warehouse solutions.

  The Company's current products incorporate the three main components of a data warehouse: load processing, warehouse data management and query processing. Load processing refers to the loading of information from disparate OLTP RDBMSs into the data warehouse RDBMS. Warehouse data management consists of the administration and management of very large databases for decision support applications across a network of data warehouses. Query processing enables users to rapidly retrieve and analyze critical business information for decision making.

  Load Processing--Simplify Data Load Processing and Improve Data Load Performance. A significant problem for the information technology or MIS department of an organization is loading data into the warehouse, indexing it for access, ensuring its quality and performing other operations, such as summarizing sales by region, during a short period of time when users are not on the system. The Company's Red Brick Warehouse simplifies and accelerates this critical process. The Company's load processing subsystem typically offers load speeds significantly faster than competing products, while at the same time automatically building indices and summarizations and verifying data integrity.

  Warehouse Data Management--Cost Effectively Store and Manage Very Large Amounts of Data. Data warehouse solutions typically store very large amounts of data, are oriented by time, and require periodic, large updates. The Company's tools and technologies make managing the warehouse simple and cost effective. Red Brick Warehouse is based on a modular storage model and provides simplified administrative interfaces and systems management functions optimized for very large data warehouse environments. The Company's tools and technologies enable features such as disk failure management, implementation of backup and restore procedures, movement of data throughout the warehouse network and end user administration and monitoring.

  Query Processing--Quickly and Easily Analyze Large Volumes of Business Information. Red Brick Warehouse is designed to provide easy, cost effective access to either a single data warehouse or networked data warehouses of information for tens to thousands of users. The Company believes that its solution can substantially improve the quality and timeliness of an organization's decision making. The Company's solution specifically addresses the three key aspects required to ensure effective business analysis: posing questions easily, typically getting answers fast and ensuring that the underlying data is of the highest quality. The Company's solution can process business questions significantly faster than traditional OLTP RDBMSs, and often provides greater performance advantages for more complex questions. The solution also offers query functions, called RISQL, that allow business questions to be easily posed and processed and specialized functions that verify data integrity.

  Faster Time to Implementation. The Company capitalizes on more than ten years of decision support expertise to assist customers in rapidly developing and implementing Red Brick data warehouse solutions. The Company's professional services organization focuses on developing data warehouse database designs for customers, rather than on providing more general integration services. An understandable, extensible database design is a major factor in the success of a data warehouse. To further accelerate time to production, the Company provides language tools that enable quick query development. In certain industry segments, the Company offers "quick start" solution kits that include prepackaged designs and business questions that can be quickly tailored to meet specific customer needs. Finally, the Company's Partners and Value Extended Reseller ("PaVER") program, which consists of more than seventy-five companies that support Red Brick Warehouse, gives the customer the flexibility to choose best of class tools to complete their client/server data warehouse implementations.

PRODUCTS

  The Company provides a suite of data warehouse RDBMS products including data mining software, data warehouse connectivity software and administration tools designed to enable organizations to implement data warehouse solutions across their organizations. Customers are able to access their data warehouses through private networks and over the world wide web. The Company's products have been designed to address the three main elements of a data warehouse: load processing, warehouse data management and query processing. The Company's products are generally available on industry-leading UNIX platforms, including Digital, Hewlett-Packard, IBM, and Sun, and on Windows NT. Pricing of the Company's products depends on a number of factors, including the size of the computer system, number of named users and number of processors. The Company's software products include:

  RDBMS Products. The RDBMS products are based on the Red Brick Warehouse technology and include:

  . Red Brick Warehouse. Red Brick Warehouse is an RDBMS product specifically designed to meet the needs and requirements of a data warehouse environment. The target environment for Red Brick Warehouse is symmetric multi-processing server systems, typically at the division or profit center level within an organization. The Red Brick Warehouse 5.0 release features advances in performance, scalability, and functionality including data mining functionality fully integrated into the data warehouse RDBMS engine. Red Brick Warehouse 5.1 was released in January 1998. This release offers new features designed to increase productivity, reduce overall cost of ownership, and decrease complexities for data warehouse administration and users. Substantially all of the Company's installations to date have been with the Red Brick Warehouse product.

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

  Each of the Company's three RDBMS products can work together in a networked configuration.

  Connectivity Software. The Company offers connectivity software to provide efficient and effective client/server access to Red Brick Warehouse, ensuring maximum flexibility in selecting computing environments, as well as complementing existing investments in information technology. These products include:

  . Red Brick ODBC. Red Brick ODBC is a connectivity software product that is installed on client machines connected to Red Brick RDBMS and provides complete access to the Red Brick Warehouse in accordance with Open Database Connectivity specifications.

  Administration Tools. These tools are designed for IT professionals and business managers within organizations to implement their data warehouse applications effectively and include:

  . Red Brick Vista. Red Brick Vista was released in January 1998 and is a comprehensive, server-integrated solution for the computation and management of aggregates, a method of improving performance by pre-calculating summary information.

  . Auto Aggregate Load Option. Auto Aggregate Load Option provides the capability to create summary records for incoming OLTP data automatically, and is a tool for accepting or rejecting incoming records based on pre-determined criteria. This product is now incorporated into Red Brick Vista.

  . RISQL Reporter. RISQL Reporter allows organizations to cope with batch reporting needs by quickly generating formatted "business intelligence" reports to enhance the use and understanding of query results. This product is now incorporated into Red Brick Warehouse 5.1.

  . SQL-BackTrack(TM) for Red Brick Warehouse. In January 1998 the Company began shipping SQL-BackTrack(TM) for Red Brick Warehouse, a backup and recovery system designed specifically for Red Brick. SQL-BackTrack(TM) provides for fast, easy, and safe recovery of data warehouse data in the event of a system failure. This product replaces Backup/Restore.

  . Enterprise Control & Coordination. Enterprise Control & Coordination enables the management of networked data warehouses with integrated and seamless control and coordination of data across any number of data warehouses in any location. This product is now incorporated into Red Brick Warehouse 5.1.

  . Parallel Table Management Utility. Parallel Table Management Utility allows better utilization of multi-processor hardware systems for data loading, performs data conversion, index building and verification of referential integrity, and handles unexpected failure in the middle of multi-tape load processes, allowing efficient and effective recovery.

  . Red Brick Warehouse Administrator. Red Brick Warehouse Administrator is a graphical Windows-based client tool designed for database administrators to manage general Red Brick Warehouse 5.1 administration tasks with an emphasis on segmentation assistance. This product is integrated with Red Brick Warehouse 5.1, which was released in January 1998.

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

TECHNOLOGY

  The Company has developed core proprietary technologies that effectively address the three key components of data warehousing: load processing, warehouse data management and query processing. The Company has also purchased in-process technologies from CMG Information Services, Inc. (CMGI) and its subsidiary, Engage Technologies, Inc. (Engage), for future development efforts aimed at building a completely integrated data warehouse platform. The Company's products include the following technologies:

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

  Aggregate Advisor and Query Re-Write. The Aggregate Advisor management and navigation system can automatically notify warehouse administrators of appropriate aggregation strategies based on actual warehouse usage, lessening the amount of time it takes to maintain the warehouse and design an aggregation strategy. The Query Re-Write capability automatically alters queries submitted to the warehouse to use available aggregate tables without requiring the end user to know that the aggregates exist. This allows administrators to alter aggregation strategies without having to re-train users or migrate changes to hundreds or thousands of workstations.

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

  On Demand Parallel. The Company's On-Demand Parallel query processing includes special technology that adapts and changes the degree of parallelism used to dynamically achieve maximum throughput, enhancing optimized performance in changing multi-user environments with varying workloads.

  Integrated Data Mining. Red Brick Data Mine Option is server-based software fully integrated into the Red Brick Warehouse RDBMS engine. It is used to read very large volumes of data--hundreds of millions of rows and hundreds of attributes--to find patterns, trends, and relationships that would be difficult to find with traditional drill-down querying techniques. Using models based on these relationships, users are better able to predict the impact of decisions on their customers, businesses, and markets.

  Continually Adaptive Indexing. Red Bricks Continually Adaptive Indexing extends TARGETindex technology to provide indexes which automatically and continually adapt to the data that is being indexed. Red Brick Warehouse automatically selects the optimal index type on a per value, not per index basis, which enables considerable speed and efficiency gains.

  Hybrid Hash Join. Red Bricks Hybrid Hash Join includes sophisticated optimizations such as full sub-join recursion (needed to efficiently handle very large joins), role reversal (needed to efficiently join dissimilarly sized tables) and bit filtering (needed to improve hash join efficiency). For the end user, Red Bricks advanced hash join can more quickly process queries against complex schemas.

  TARGETjoin. Red Brick Warehouse 5.1 introduces TARGETjoin, a new join algorithm. TARGETjoin accelerates complex decision support queries through its parallel bitmap join technology.

CUSTOMERS AND MARKETS

  To date, the Company has issued more than 250 software licenses to customers in a variety of industries. The Company's customers include: 360
Communications Company, AT&T, Barnes & Noble, BellSouth, Blue

Cross Blue Shield Association Federal Employees Program, Catalina Marketing, Estee Lauder, Goodyear Tire and Rubber Company, Hewlett-Packard, Holiday Hospitality Corporation, Mobil Oil, NASA, Pepsi-Cola Company, Reuters Information Technology, Sara Lee Corporation, Tenneco Packaging, Tufts Associated Health Plans, and WorldCom.

SALES AND MARKETING

  The Company markets its products and services primarily through its direct sales force and professional services organization. The Company employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of its customers' information and business management staffs. The Company has domestic sales or support staff located in Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Texas, Utah, Virginia, and Washington, and international offices near London, England, and in Sydney, Australia, and Tokyo, Japan. In addition to its direct sales efforts, the Company utilizes advertising, direct mail and public relations programs, participates in industry trade shows and organizes seminars to promote the adoption of its products and methodologies.

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

  The Company recently expanded its reseller program in the United States, Canada, Europe, and Asia/Pacific Rim. One of the objectives of the expanded program is to teach resellers how to identify market opportunities and use the Company's products, including RDBMS products, connectivity software and administration tools, to build and deliver data warehouse applications. Revenues from indirect channels were approximately 15% and 12% of total revenue in 1997 and 1996, respectively. The Company believes that such resellers could develop applications for targeted markets, such as healthcare, manufacturing, finance and banking, insurance, legal, telecommunications and retail. The Company offers the resellers discounts on products and training, and field level assistance from the Company's direct sales force.

  International revenues consist of export revenues and revenues from the Company's Australasia subsidiary. The Company's international revenues for the years ended December 31, 1997, 1996, and 1995, were 17%, 10%, and 8% of total revenues, respectively. The Company intends to continue to expand its international operations and to enter additional international markets.

  The Company has a captive lease program that operates under the name of Red Brick Capital to provide customers with financing options for the Company's products and services. In connection with this program, the Company entered into a services agreement with Integrated Lease Management ("ILM"), a non-affiliated leasing group, to provide lease management and lease financing services. The agreement can be renewed in successive twelve-month periods. Under the lease program, Red Brick Capital assigns, on a non-recourse basis, the software finance agreement executed between Red Brick Capital and the end user customer to certain funders arranged by ILM.

  In July 1997, the Company appointed Anthony Layzell as Vice President, Marketing. In January 1998, the Company promoted Mr. Layzell to Senior Vice President, Sales and Marketing and appointed Lawrence Howard as Vice President, North American Sales, reporting to Mr. Layzell. Also, in January 1998, Alexander Wilson, who had been serving as the Company's Vice President, Worldwide Sales, resigned from the Company to pursue other interests. During the past several months, there has been significant turnover in the Company's direct sales force. This transition in sales and marketing management, as well as the turnover in the sales force, may have an adverse effect on the Company's operating results for the quarter ending March 31, 1998, and the year ending December 31, 1998.

  As of December 31, 1997, the Company's sales and marketing staff consisted of 109 employees. The Company's total expenses for sales and marketing for fiscal 1997 were approximately $27.0 million.

MAINTENANCE AND SERVICES

  The Company believes that providing superior customer service and implementation expertise is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers and partners to implement data warehouse applications quickly. Most of the Company's customers currently have maintenance agreements that entitle them to technical support, training and periodic upgrades. The Company also offers additional training and consulting services on a fee basis.

  Technical Support. The Company has established a centralized corporate technical service group that is supported by the consulting and field engineering groups. The Company provides customers with a comprehensive array of services, including software updates, documentation updates, telephone support, product maintenance, emergency response and access to a product enhancement request database. The Company offers support programs that include up to 24 hours a day, 7 days a week telephone support.

  Training. The Company offers customer training courses on Red Brick Warehouse products and database design. Regularly scheduled courses are offered at the Company's headquarters in Los Gatos, California. Individual customer courses are provided at the customers facilities.

  Consulting. During 1997, the Company significantly expanded its consulting services organization. The Company offers a variety of solution-oriented consulting services delivered either by specialists from the Company or through a network of third-party consultants trained on Red Brick Warehouse. These services include data warehouse design and modeling, data preparation, data loading, installation, implementation, systems maintenance and upgrading.

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

  On August 29, 1997, the Company executed a technology purchase agreement with CMGI and Engage, whereby the Company acquired the in-process source code and related documentation to the Engage software technology "Engage.Fusion" and "Engage.Discover," and such products' shared, object-oriented, metadata facility, all of which are currently technology under development. The Company plans to use this acquired in-process technology in its future development efforts aimed at building a completely integrated data warehouse platform. In the third quarter of 1997 the Company took a charge of approximately $11.0 million for in-process technology based upon an independent appraisal. The Company paid CMGI $9.5 million in cash and issued to

CMGI 238,160 shares of unregistered common stock. At the time of the purchase, the acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

  The Company currently plans to release new versions of its Red Brick Warehouse periodically and to continue to develop new administration tools to be used with Red Brick Warehouse; however, there can be no assurance such new versions or administration tools will be released. These potential new versions and administration tools, as well as the products to be developed based on the acquired in-process technology, are subject to significant technical risks. The Company may experience delays in the commencement of commercial shipments of potential new versions, administration tools, and new products resulting in delay or loss of product revenues. If the potential new versions of Red Brick Warehouse or the potential new application tools do not achieve market acceptance, or the Company is unable, for technological or other reasons, to develop, introduce and sell such versions, application tools, or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products after their introduction. When the Company discovers a software error in a product, the Company's customer service and research and development organizations typically work with the customer in an attempt to resolve the problem. In most cases, the Company can provide a solution over the phone. Occasionally, a Company representative may visit a customer site to assist the customer in solving the problem. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse, administration tools, or new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  As of December 31, 1997, the Company's research and development staff consisted of 76 employees. The Company's total expenses for research and development for fiscal 1997 were $10.0 million. To date, the Company's development efforts have not resulted in any capitalized software development costs.

COMPETITION

  The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large, public companies, including Oracle Corporation, Informix Corporation, Sybase, Inc., International Business Machines Corporation, and NCR Corporation (Teradata). In addition, because there are relatively low barriers to entry for certain components within the software market, the Company expects additional competition from other established and emerging companies if the data warehouse market continues to develop and expand. The Company believes that the principal competitive factors affecting its market include first-to-market product capabilities, product performance, price, support of industry standards, ease of use, and customer and technical support and service. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including but not limited to requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has filed provisional patent applications in the United States with respect to certain aspects of its software. None of these patents have been issued and there can be no assurance that a patent or patents will be issued pursuant to any of these applications or that, if granted, such patent or patents would survive a legal challenge to its validity or provide significant protection to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company has not been notified that the Company's products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Red Brick Warehouse to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in delays or reductions of shipments until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

  As of December 31, 1997, the Company had a total of 291 employees, of which 274 were based in the United States, 4 were based in the United Kingdom, 3 were based in Canada, 5 were based in Japan, and 5 were based in Australia. Of the total, 109 were engaged in sales and marketing, 76 were in research and development, 59 were in customer service organizations, and 47 were in finance, administration, and operations. As noted above, there has been transition in the Company's sales and marketing management, as well as significant turnover in the direct sales force. This transition may have an adverse effect on the Company's operating results for the quarter ending March 31, 1998, and for the fiscal year ending December 31, 1998. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business:

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the first quarter of 1997, for example, the Company received significantly fewer orders than expected, which had an immediate adverse impact on operating results for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income (loss) may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues, as occurred during the quarter ended March 31, 1997. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results were below the expectations of financial analysts and investors for the quarter ended March 31, 1997, resulting in a significant decrease in the Company's stock price. The Company's operating results may be below analysts and investors expectations in some future quarters. Should this occur, the price of the Company's common stock would be materially adversely affected.

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

  Competition. The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, because there are relatively low barriers to entry in some components of the software market, the Company expects additional competition from other established and emerging companies as the data warehouse software market continues to develop and expand. Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Intense competition in the database market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer significant discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

  Sales and Marketing Repositioning. The Company has implemented changes in the sales and marketing organizations, including changes to the sales and marketing management, an increased focus on partnership relationships and indirect sales, and positioning the Company as a leading provider of an integrated high-performance data warehouse platform. Although such changes are intended to enhance overall revenues, such changes could materially and adversely affect the sales process and revenues. In January 1998, the Company promoted Anthony Layzell to Senior Vice President, Sales and Marketing and appointed Lawrence Howard as Vice President, North American Sales, reporting to Mr. Layzell. Also, in January 1998, Alexander Wilson who had been serving as the Company's Vice President, Worldwide Sales, decided to leave the Company and there has been significant turnover in the Company's direct sales force. The Company believes there may be a transition period before the new sales management team and sales representatives become fully productive. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness; however, such changes may not produce the desired results and could have a material adverse affect on productivity, expenses and revenues, particularly over the next several quarters. As a result, the Company's operating results over the next several quarters may be less predictable than in the past.

  Potential Volatility of Stock Price. The trading price of the Company's Common Stock is highly volatile, trading as high as $60.75 and as low as $5.38, since the Company's initial public offering in January 1996, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that trading prices of the Company's common stock will be sustained.

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

  The Company is currently working to integrate the in-process technology it acquired from Engage into Red Brick Warehouse to create a completely integrated data warehouse platform. This development effort involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such an end-to-end data warehouse platform in a timely basis, or at all, that such platform will operate as expected, or that the Company will be able to successfully market and license such platform. The occurrence of any of these events would have a material adverse effect on the Company's business, operating results, and financial condition.

  Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered software errors in certain of its new products after their introduction. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse or administration tools after commencement of commercial shipments, resulting in loss of or delay in market acceptance which could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The Company has experienced transition at the executive management level. In September 1997, Robert C. Hausmann, who had been serving as the Company's Vice President, Finance and Administration, Chief Financial Officer, and Secretary, decided to leave the Company to pursue other interests. In December 1997 the Company appointed Margaret Brauns as Vice President, Finance, Chief Financial Officer, and Secretary. In addition, there have been several changes in the sales and marketing management, as noted above. The Company believes that there may be a transition period before the new management team becomes fully productive. If so, the Company's operating results could be materially adversely affected. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company plans to hire a number of additional sales and technical personnel in 1998. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its sales and technical personnel in 1997 and 1996, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during these periods. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

  Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of December 31, 1997, the Company had an accumulated deficit of $26.5 million. The Company was not profitable in 1997 and was only marginally profitable in 1996. There can be no assurance that the Company will be profitable on a quarterly basis or on an annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to successfully complete development of in-process technology acquired, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

  Product Concentration. Substantially all of the Company's revenues have been attributable to sales of licenses of Red Brick Warehouse and the related maintenance and service contracts. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse as a result of competition, technological change or otherwise, would have a materially adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a materially adverse effect on licensing of other Company products that may be licensed to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

  Litigation. On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws and seek unspecified monetary damages. The Company believes both complaints are without merit and will vigorously defend itself against both complaints. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expense to the Company and significant diversion of effort by the Company's technical and management personnel. Any such litigation could have a material adverse effect on the Company's business, operating results or financial condition.

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

  Interoperability. The Company's results will also depend on the ability of its products to interoperate with existing and future leading, industry-standard application software products intended to be used in connection with RDBMSs. Failure to meet existing or future interoperability requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Certain leading applications may not be interoperable with Red Bricks RDBMS until certain features are added to the Company's RDBMS, which may never occur.

  Customer Concentration. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. For example, in both the second and third quarters of 1997, one customer accounted for 16% and 12% of total revenue for the quarter, respectively, and in the fourth quarter of 1997, two transactions accounted for 43% of the software license revenue. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition, and results of operations.

  Year 2000. The Company has designed and tested the latest versions of its products to be Year 2000 compliant. There can be no assurances however, that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by such issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

  Management of Changing Business. The Company experienced growth in its employee base and in its revenue during 1997 and 1996 that placed a strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

  International Operations. The Company's international revenues in 1997 and 1996 accounted for 17% and 10% of total revenues, respectively. The Company intends to continue to expand its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition.

In order to expand international sales successfully, the Company believes it may need to establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's operations and financial results could be significantly affected by factors associated with international operations, including, without limitation, the general economic conditions in each country and uncertainties relative to regional economic circumstances, slower adoption of information technology, changes in foreign currency exchange rates, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, unexpected changes in the economic condition of foreign countries, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

  Limited Protection of Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has filed provisional patent applications in the United States with respect to certain aspects of its software. None of these patents have been issued and there can be no assurance that a patent or patents will be issued pursuant to any of these applications or that, if issued, such patent or patents would survive a legal challenge to its validity or provide significant protection to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, including any future products based on in-process technology acquired. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could consume time, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Red Brick Warehouse to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition.

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

ITEM 2. PROPERTIES

  The Company's principal administrative, sales, marketing, support, and research and development facility is located in Los Gatos, California. The Company has operating leases for this office space totaling approximately 56,000 square feet that expires in December 2002. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The Company has an additional research and development facility in approximately 13,800 square feet in Andover, Massachusetts. The lease on this facility expires in July 2002. The Company currently leases other domestic sales offices throughout the United States, as well as international offices in the United Kingdom, Australia, and Japan.

ITEM 3. LEGAL PROCEEDINGS

  On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws and seek unspecified monetary damages. The Company believes both complaints are without merit and will vigorously defend itself against both complaints.

  Other than the event disclosed above, there are no pending material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information regarding the executive officers of the Company as of February 28, 1998:

            NAME           AGE                     POSITION
            ----           ---                     --------
   Christopher G.           49 President, Chief Executive Officer and Chairman
    Erickson.............       of the Board of Directors
   Margaret R. Brauns....   43 Vice President, Finance, Chief Financial Officer
                                and Secretary
   Phillip M. Fernandez..   37 Senior Vice President, Products and Services
   Lawrence L. Howard....   54 Vice President, North American Sales
   Anthony W. Layzell....   56 Senior Vice President, Sales and Marketing

  Mr. Erickson joined the Company in February 1993 as president and Chief Executive officer and as a member of the Board of Directors. In September 1995, Mr. Erickson was also elected Chairman of the Board of the Company. From November 1980 to January 1993, Mr. Erickson was employed by Tandem Computers Incorporated (Tandem), a manufacturer of computers and related products, where he served as president of Tandem Telecommunications Systems and most recently as Vice President and General manager, Tandem, Telecom Division. Mr. Erickson holds a B.A. in economics from the University of California, Santa Barbara, and an M.B.A. from the University of California, Berkeley.

  Ms. Brauns joined the Company in December 1997 as Vice President, Finance, Chief Financial Officer, and Secretary. From May 1990 to October 1997, Ms. Brauns was employed by Informix Corporation, a database software company, most recently as Vice President and Treasurer. Ms. Brauns holds a B.A. in liberal arts from Temple University and an MBA from The Wharton School of the University of Pennsylvania.

  Mr. Fernandez joined the Company in December 1991 as Vice President, Engineering. In November 1996, Mr. Fernandez was promoted to Senior Vice President, Products and Services. From March 1989 to November 1991, Mr. Fernandez was employed by Metaphor Computer Systems, a computer software company, most recently as Director, Systems Software Development. Mr. Fernandez holds a B.A. in history from Stanford University.

  Mr. Howard joined the Company in January 1998 as Vice President, North American Sales. From January 1996 to January 1998, Mr. Howard was the President and Chief Executive Officer of OrbitSoft 2000, Inc., a software development services company. From January 1995 to January 1996, Mr. Howard was employed by Ascent Logic Corporation, a systems engineering software company, as the General Manager, C/S Strategic Business Unit. From March 1994 to January 1995, Mr. Howard was an independent consultant working with various software companies. From May 1992 to March 1994, Mr. Howard was employed by Unify Corporation, a client/server software company, as Senior Vice President, Sales and Marketing. Mr. Howard holds a B.S. in mechanical engineering from the University of Kansas and an MBA from the University of Florida.

  Mr. Layzell joined the Company in July 1997 as Vice President, Marketing, and in January 1998, was promoted to Senior Vice President, Sales and Marketing. From July 1996 to June 1997, Mr. Layzell was an independent consultant. From September 1993 to June 1996, Mr. Layzell was employed by Andersen Consulting, a provider of consulting services, where he served as Executive Director/Associate Partner. Prior to that, Mr. Layzell was employed by James Martin Associates, an application development tool software company, from June 1989 to August 1993, as products Division/Deputy Group Managing Director. Mr. Layzell holds advanced certificates in technology, mechanical and civil engineering from Kingston University in England and is a chartered professional engineer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol REDB since the Company's initial public offering on January 22, 1996. According to the records of the Company's transfer agent, the Company had approximately 177 stockholders of record as of February 28, 1998. The following table sets forth the high and low sale price as of the close of market of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                                   HIGH   LOW
                                                                  ------ ------
   FISCAL 1997:
     First Quarter............................................... $24.88 $14.00
     Second Quarter.............................................. $11.00 $ 5.88
     Third Quarter............................................... $11.00 $ 6.63
     Fourth Quarter.............................................. $ 9.63 $ 5.38
                                                                   HIGH   LOW
                                                                  ------ ------
   FISCAL 1996:
     First Quarter (from January 22, 1996)....................... $53.75 $18.00
     Second Quarter.............................................. $60.75 $33.50
     Third Quarter............................................... $35.25 $19.00
     Fourth Quarter.............................................. $27.50 $18.75

  The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                  1997     1996     1995      1994      1993
                                --------  -------  -------  --------  --------
                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                  DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue................ $ 43,315  $36,035  $20,605  $  8,502  $  2,564
  Income (loss) from
   operations..................  (18,717)   1,537      579    (1,416)   (2,862)
  Net income (loss)............  (18,023)   3,818      308    (1,481)   (2,935)
  Basic earnings (loss) per
   share (1)...................    (1.55)    0.37     0.22       n/a       n/a
  Diluted earnings (loss) per
   share (1)...................    (1.55)    0.30     0.04       n/a       n/a
  Shares used to compute basic
   earnings (loss) per share
   (1).........................   11,663   10,357    1,407       n/a       n/a
  Shares used to compute
   diluted earnings (loss) per
   share (1)...................   11,663   12,643    8,635       n/a       n/a
BALANCE SHEET DATA:
  Cash and cash equivalents.... $ 12,358  $14,552  $ 2,998  $  1,958  $  2,747
  Working capital..............   26,132   40,308    2,613     1,554     3,553
  Total assets.................   43,565   53,368   10,977     6,510     4,887
  Long-term obligations........       60      396    1,068     1,131       194
  Accumulated deficit..........  (26,530)  (8,507) (12,325)  (12,633)  (11,152)
  Total stockholders' equity...   29,482   42,924    3,720     2,262     3,741

--------
(1) Prior to 1995, statement of operations data omit the historical net income per share, as it was not presented in the initial public offering registration statement pursuant to SEC guidelines. Pro forma net income per share is presented for 1995. Amounts for 1996 and 1995 have been restated to comply with FAS 128 and SAB 98. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Results of Operations" "--Revenues," "--Cost of Revenues," "--Operating Expenses," "--Interest and Other Income (Expense)," "--Provision for (Benefit from) Income Taxes," "--Minority Interest, Net Income (Loss) and Net Income (Loss) Per Share," and "Liquidity and Capital Resources" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.

                                   OVERVIEW

  The Company designs, develops, markets and supports Red Brick Warehouse, a high-performance, client/server RDBMS that is specifically designed for data warehouse applications. The Company was founded in July 1986 as a consulting company to address the issues associated with gaining access to large data stores. During the period from inception to late 1989, the Company developed various tools and technologies intended to address these issues. In late 1989, the Company began to develop technology for a new RDBMS focused on decision support and data warehouse applications. The Company made its initial product shipments of Red Brick Warehouse in December 1991. Since that time, the Company has released new versions of Red Brick Warehouse periodically, as well as administration tools that are sold as options to Red Brick Warehouse. The Company's administration tools assist IT professionals and business managers within organizations to implement their data warehouse applications effectively.

  At December 31, 1997, the Company had an accumulated deficit of $26.5 million. There can be no assurance that the Company will be profitable on a quarterly basis or achieve profitability on an annual basis. The Company's limited operating history makes the prediction of future operating results difficult. Although the Company experienced significant percentage growth in revenues during certain periods in the past, the Company does not believe prior percentage growth rates are sustainable or indicative of future operating results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

  Substantially all of the Company's revenues have been attributable to sales of licenses of Red Brick Warehouse and the related maintenance and service contracts. This product is currently expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for or failure to achieve broad market acceptance of Red Brick Warehouse as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results, and financial condition of the Company. A decline in sales of Red Brick Warehouse would also have a material adverse effect on sales of other Company products that may be sold to Red Brick Warehouse customers. The Company's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new and enhanced versions of Red Brick Warehouse and other products. There can be no assurance that the Company will continue to be successful in marketing Red Brick Warehouse or any new or enhanced products.

  The Company believes that its products are priced competitively with most of its competitors' products. Intense competition in the database market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer significant discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

OUTLOOK

  The Company believes that a preference for integrated platforms and solutions is emerging among data warehouse customers. As the data warehousing market continues to develop and expand, it has attracted many vendors to enter the market. The Company believes this proliferation of vendors and products seems to be elongating the sales cycle and complicating the customer's decision process regarding the implementation and maintenance of data warehousing products. The Company believes that, based on its market analysis, customers want a fully integrated data warehousing solution that provides customers the ability to cleanse and transform data, load data into the warehouse and perform decision support analysis on the data in the warehouse.

  In order to address this perceived market shift, the Company acquired certain in-process technology from Engage, a subsidiary of CMGI, in August 1997. This technology provides Red Brick with the technological base necessary to develop a fully integrated data warehouse platform. The Company continues development work based on the acquired technology. The Company has redirected its marketing efforts towards positioning the Company as a leading provider of an integrated, high-performance data warehouse platform.

  The development effort required for this technology involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such an end-to-end data warehouse platform on a timely basis, or at all, or that such platform will operate as expected, or that the Company will be able to successfully market and license such platform. The partial or complete failure of the Company to achieve these product development and marketing goals would have a material adverse effect on the Company's business, operating results, and financial condition.

                             RESULTS OF OPERATIONS

REVENUES

                                           FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1997    CHANGE  1996    CHANGE  1995
                                        -------  ------ -------  ------ -------
                                               (DOLLARS IN THOUSANDS)
Software license....................... $29,234     0%  $29,242    86%  $15,742
Percentage of total revenues...........      67%             81%             76%
Maintenance and service................ $14,081   107%  $ 6,793    40%  $ 4,863
Percentage of total revenues...........      33%             19%             24%
  Total revenues....................... $43,315    20%  $36,035    75%  $20,605

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Through December 31, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, Software Revenue Recognition. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the maintenance period, which is typically 12 months. Consulting and training revenues are recognized at the time the services are performed. Revenue under software development agreements is recognized using the percentage-of-completion method, based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return; however, reserves are maintained for potential credit losses. In 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2, "Software Revenue Recognition." SOP 97-2 will be effective for the

Company beginning in fiscal 1998. The Company will recognize its revenue for 1998 and beyond in compliance with the new SOP. The Company is evaluating the requirements of the new SOP and the effects, if any, on the Company's current revenue recognition policy.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications, and typically has a selling price in excess of $100,000. Software license revenues were flat from 1996 to 1997. The Company's software license revenue in the first quarter of 1997 was significantly less than financial analysts' expectations when license revenue declined 31% for the quarter ended March 31, 1997, from that of the same period in the prior year and declined 56% from the sequential quarter. Software license revenue increased over the comparable period in the prior year 15% and 11% for the quarters ended June 30, 1997 and September 30, 1997, respectively and was flat for the quarter ended December 31, 1997. In both the second and third quarters of 1997, one customer accounted for 16% and 12% of total revenue for the quarter, respectively. In the fourth quarter of 1997, two transactions accounted for 43% of the software license revenue. There can be no assurance that the Company will continue to receive such significant customer orders in the future.

  The increase in software license revenue in 1996 from 1995 was primarily attributable to an increase in the number of units sold.

  The Company intends to continue to enhance its current software products, as well as to develop new products. The Company expects that prior growth rates of the Company's software license revenues, particularly those growth rates experienced in years prior to 1997, will not be sustainable in the future. See Risk Factors That May Affect Future Results in Item 1.

  The Company's indirect channels accounted for approximately 15% and 12% of total revenue in 1997 and 1996, respectively. The Company is currently investing, and intends to continue to invest, significant resources in developing indirect channels, which could adversely affect the Company's operating results if the Company's efforts do not generate additional license revenues. There can be no assurance that the Company will be able to attract distributors, VARs and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit important distributors, VARs or system integrators could adversely affect the Company's results of operations. In addition, if the Company is successful in selling its products through this channel, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

  Maintenance and Service Revenues. The growth in maintenance and service revenues in 1997 and 1996 is primarily attributable to the renewal of maintenance contracts after the initial one-year term and additional professional services engagements. The Company has invested considerable resources enhancing its consulting staff and consulting capabilities. As a result, the Company received several significant consulting assignments during 1997. The Company expects that prior growth rates of the Company's maintenance and service revenues will not be sustainable in the future.

  For the years ended December 31, 1997 and 1996, sales to no one customer accounted for more than 10% of total revenues. For the year ended December 31, 1995, sales to one customer accounted for 21% of total revenues. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition, and results of operations.

  The Company's international revenues for the years ended December 31, 1997, 1996, and 1995, were 17%, 10%, and 8% of total revenues, respectively. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                            1997   CHANGE  1996   CHANGE  1995
                                           ------  ------ ------  ------ ------
                                                 (DOLLARS IN THOUSANDS)
Software license.......................... $1,503    32%  $1,136    66%  $  685
Percentage of total revenues..............      3%             3%             3%
Maintenance and service................... $8,438   151%  $3,357   108%  $1,615
Percentage of total revenues..............     19%             9%             8%
Total cost of revenues.................... $9,941   121%  $4,493    95%  $2,300
Percentage of total revenues..............     23%            12%            11%

  Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third party vendors, product media and duplication, shipping expenses, manuals, and packaging materials. The increase in cost of software licenses in 1997 over 1996 is primarily related to increased shipping costs as the Company expanded internationally, increased printing and duplication costs as its products become more complex to include more functionality and are ported to more operating systems, and royalties to third parties related to increased sales of the data mining products. These increases in cost of software licenses were partially offset by decreases in the amount of royalties the Company paid to Sybase in 1997 due to the termination of the license agreement. The increase in cost of software license revenues in 1996 over 1995 reflected the higher volume of product shipped. The Company believes that the cost of software license revenues, particularly royalties to third party vendors, will increase in dollars and may increase as a percentage of revenues during 1998.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues has increased each year from the year ended December 31, 1995 through the year ended December 31, 1997 as a result of increased personnel-related costs as the Company continued to expand its customer service organizations to support the increase in service revenue. In 1997, the Company sought to expand its consulting capabilities in response to perceived customer needs. The Company believes that the cost of maintenance and service revenues will increase in dollars and may increase as a percentage of revenues in the future as the Company continues to build its customer service organizations.

OPERATING EXPENSES

                                           FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1997    CHANGE  1996    CHANGE  1995
                                        -------  ------ -------  ------ -------
                                               (DOLLARS IN THOUSANDS)
Sales and marketing.................... $26,955    32%  $20,410    85%  $11,011
Percentage of total revenues...........      62%             57%             53%
Research and development............... $ 9,960    59%  $ 6,256    24%  $ 5,033
Percentage of total revenues...........      23%             17%             24%
General and administrative............. $ 4,192    48%  $ 2,839    69%  $ 1,682
Percentage of total revenues...........      10%              8%              8%
In-process technology.................. $10,984     *   $   500     *   $   --
Percentage of total revenues...........      25%              1%           *
Total operating expenses............... $52,091    74%  $30,005    69%  $17,726
Percentage of total revenues...........     120%             83%             86%

--------
* Not meaningful

  Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions for all personnel involved in the sales process, as well as promotional expenses including design and printing of collateral, educational seminars, trade shows, and advertising. Sales and marketing expenses increased in 1997 over 1996 primarily due to increased staffing of the Company's sales and marketing operations, costs associated with the infrastructure of the Company, educational seminars to generate leads, and design and other fees related to the Company's efforts to reposition itself as a leading provider of an integrated high-performance end-to-end data warehouse solution. The 1996 over 1995 increase in sales and marketing expenses were primarily due to the expansion of the Company's sales operations and increased marketing activities, including promotional expenses. The Company believes that such expenses will increase in dollar amount and may increase as a percentage of revenues in the future as the Company expands its sales and marketing activities.

  Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, development equipment costs, including depreciation, and amortization of the intangible asset related to the acquisition of the Engage software technology (See "In-Process Technology" below.) The increase in research and development expenses in 1997 over 1996 was primarily attributable to the increased staffing of software engineers and the purchase of software licenses required to expand and enhance the Company's product line. The increase in 1996 over 1995 research and development expenses primarily related to increased staffing of software engineers. The Company believes that research and development expenses will continue to increase in dollar amount in the future and may increase as a percentage of total revenue.

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of December 31, 1997, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying consolidated statements of operations.

  General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, fees for professional services, and the provision for the allowance for doubtful accounts. The increase in general and administrative expenses in 1997 and 1996 over the prior years was primarily attributable to increased staffing and professional fees necessary to manage and support the Company. The Company believes that its general and administrative expenses will continue to increase in dollar amount in the future as the Company expands its administrative staff and adds infrastructure.

  In-Process Technology. On August 29, 1997, the Company executed a technology purchase agreement with CMGI and Engage whereby the Company acquired the source code and related documentation to the Engage software technology "Engage.Fusion" and "Engage.Discover," and such products' shared, object-oriented, metadata facility, all of which are currently technology under development. In the third quarter of 1997 the Company recorded a charge of approximately $11.0 million for in-process technology based upon an independent appraisal. The Company paid CMGI $9.5 million in cash and issued to CMGI 238,160 shares of unregistered common stock. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses. The Company estimates that a total investment of approximately $4,800,000 in research and development over the next fifteen months will be required to complete the in-process research and development.

  The Company is currently working to integrate the in-process technology it acquired from Engage into Red Brick Warehouse to create an end-to-end data warehouse platform. This development effort involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such an end-to-end data warehouse platform on a timely basis, or at all, that such platform will operate as expected, or that the Company will be able to successfully market and license such platform. The occurrence of any of these events would have a material adverse effect on the Company's business, operating results, and financial condition.

  In the second quarter of 1996 the Company acquired in-process technology associated with a $500,000 licensing arrangement. At the time of acquisition, the acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

INTEREST AND OTHER INCOME (EXPENSE)

                                               FOR THE YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               1997  CHANGE  1996  CHANGE 1995
                                              ------ ------ ------ ------ -----
                                                   (DOLLARS IN THOUSANDS)
Interest and other income (expense), net..... $1,767   17%  $1,509    *   $(128)

--------
* Not meaningful

  Interest and other income (expense) primarily represents interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income for 1997, 1996 and 1995 was $1,891,000, $1,743,000, and $94,000, respectively. The increase in interest and other income in 1997 from 1996 primarily relates to compounding of interest on higher cash and investments balances throughout the year prior to the use of cash to purchase certain assets and technology from Engage. Interest and other income increased during 1996 due to the investment of the proceeds received from the Company's initial public offering. Interest and other expense for 1997, 1996 and 1995 was $124,000, $234,000, and $222,000, respectively. The decrease in interest and other expense in 1997 over 1996 is primarily due to paying down capital lease lines.

  The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                 1997  CHANGE 1996   CHANGE 1995
                                                ------ ------ -----  ------ ----
                                                    (DOLLARS IN THOUSANDS)
Provision for (benefit from) income taxes...... $1,203    *   $(687)    *   $143

--------
* Not meaningful

  The 1997 income tax provision of $1,203,000 includes approximately $203,000 in current income taxes, consisting principally of foreign withholding taxes and other foreign income taxes, and a $1,000,000 deferred tax provision to establish a valuation allowance with respect to the net deferred tax assets. The 1996 income tax benefit reflected the original recognition of the $1,000,000 in deferred tax assets. The Company has provided a full valuation allowance against its net deferred tax assets at December 31, 1997 due to uncertainties surrounding its realization.

  After adjusting for the deferred tax assets, the tax provisions recorded in 1997, 1996 and 1995 have primarily consisted of foreign withholding taxes, current foreign income taxes and domestic minimum taxes.

  As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $12.0 million and $5.5 million, respectively, and federal and state research credit carryforwards of $650,000 and $450,000, respectively. Utilization of approximately $1.5 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. These carryforwards will expire from 1999 through 2012.

MINORITY INTEREST, NET INCOME (LOSS), AND EARNINGS (LOSS) PER SHARE

                                  FOR THE YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------
                            1997         CHANGE      1996       CHANGE       1995
                         ------------   ---------- ----------  ----------  ---------
                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Minority Interest....... $        130         53%  $       85          *   $     --
Percentage of total
 revenues...............            *                       *                      *
Net income (loss)....... $    (18,023)         *   $    3,818      1,140%  $     308
Percentage of total
 revenues...............          (42%)                    11%                     1%
Basic earnings (loss)
 per share.............. $      (1.55)         *   $     0.37         68%  $    0.22
Diluted earnings (loss)
 per share.............. $      (1.55)         *   $     0.30        650%  $    0.04

--------
* Not meaningful

                        LIQUIDITY AND CAPITAL RESOURCES

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
   Working capital............................................. $26,132 $40,308
   Cash and cash equivalents and short-term investments........ $26,909 $35,151

  Working capital decreased at December 31, 1997 from that at December 31, 1996, primarily due to decreases in cash related to the acquisition of in-process technology and other assets from CMGI, and increases in deferred revenue and accrued expenses.

                                                           DECEMBER 31,
                                                      ------------------------
                                                       1997      1996    1995
                                                      -------  --------  -----
                                                          (IN THOUSANDS)
   Cash provided by (used in) operating activities... $ 1,083  $   (158) $ 796
   Cash used in investing activities................. $(5,338) $(22,357) $(112)
   Cash provided by financing activities............. $ 2,061  $ 34,069  $ 356

  For the year ended December 31, 1997, net cash provided by operating activities resulted primarily from an increase in deferred revenue, partially offset by the net loss adjusted for non-cash items, including the in-process technology. For the year ended December 31, 1996, net cash used in operating activities resulted primarily from an increase in accounts receivable and deferred tax asset partially offset by increases in accrued expenses and compensation and deferred revenue, and by net income adjusted for non-cash items. For the year ended December 31, 1995, net cash provided by operations was primarily from net income adjusted for non-cash items and increases in accrued expenses and compensation, deferred revenue, and accounts payable partially offset by an increase in accounts receivable.

  For the year ended December 31, 1997, the Company's investing activities consisted of the acquisition of certain assets and in-process technology and purchases of property and equipment, offset by net sales of investment grade, interest-bearing securities. For the year ended December 31, 1996, the Company's investing activities consisted of purchases of investment grade, interest-bearing securities, as well as purchases of property and equipment. The Company's 1995 investing activities consisted primarily of purchases of property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

  The cash provided by financing activities during the year ended December 31, 1997, was primarily from the issuance of common stock partially offset by principal payments on capital lease obligations. The cash provided by financing activities during the year ended December 31, 1996, was primarily from the initial public offering in January 1996. The cash provided by financing activities during the year ended December 31, 1995, was primarily from the sale of preferred and common stock, partially offset by principal payments made on capital lease obligations.

  The Company believes that its current cash balance and the expected cash flow provided by operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to affirm that the Company is prepared for the Year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. The Company believes that its current products, on all platforms, are Year 2000 compliant by design. Any Year 2000 compliance problem of either the Company or its customers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

  The Company has designed and tested the latest versions of its products to be Year 2000 compliant. There can be no assurances however, that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by such issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RED BRICK SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........................   29
Consolidated Balance Sheets as of December 31, 1997 and 1996................   30
Consolidated Statements of Operations for the Years ended December 31, 1997,
 1996, and 1995.............................................................   31
Consolidated Statements of Stockholders' Equity for the Years ended December
 31, 1997, 1996, and 1995...................................................   32
Consolidated Statements of Cash Flows for the Years ended December 31, 1997,
 1996, and 1995.............................................................   33
Notes to Consolidated Financial Statements..................................   34
The following financial statement schedule of the Registrant is filed as part of this report:
  Schedule II--Valuation and Qualifying Accounts............................   48

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Red Brick Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Red Brick Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Red Brick Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
January 13, 1998

                            RED BRICK SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $ 12,358  $14,552
  Short-term investments....................................   14,551   20,599
  Accounts receivable, net of allowances of $1,553 in 1997
   and $958 in 1996.........................................   12,291   13,106
  Prepaid expenses and other current assets.................      955    1,213
  Deferred tax assets.......................................      --       850
                                                             --------  -------
    Total current assets....................................   40,155   50,320
Property and equipment, net.................................    2,677    2,693
Intangible assets, net......................................      361      --
Other assets................................................      372      205
Deferred tax assets.........................................      --       150
                                                             --------  -------
    Total assets............................................ $ 43,565  $53,368
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $    518  $   316
  Accrued expenses..........................................    3,719    2,565
  Accrued compensation......................................    2,031    2,191
  Deferred revenue..........................................    7,370    4,180
  Capital lease obligations due within one year.............      385      760
                                                             --------  -------
    Total current liabilities...............................   14,023   10,012
Capital lease obligations...................................       60      396
Minority interest...........................................      --        36
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0001 par value; 2,000 shares
   authorized; no shares outstanding........................      --       --
  Common stock, $.0001 par value; 20,000 shares authorized;
   12,233 and 11,346 shares issued and outstanding at
   December 31, 1997 and 1996, respectively.................        1        1
  Additional paid-in capital................................   56,055   51,570
  Accumulated deficit.......................................  (26,530)  (8,507)
  Deferred compensation.....................................      --       (36)
  Translation adjustment....................................       26        4
                                                             --------  -------
                                                               29,552   43,032
  Notes receivable from stockholders........................      (70)    (108)
                                                             --------  -------
    Total stockholders' equity..............................   29,482   42,924
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $ 43,565  $53,368
                                                             ========  =======

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Revenues:
  Software license................................. $ 29,234  $29,242  $15,742
  Maintenance and service..........................   14,081    6,793    4,863
                                                    --------  -------  -------
    Total revenues.................................   43,315   36,035   20,605
Cost of revenues:
  Software license.................................    1,503    1,136      685
  Maintenance and service..........................    8,438    3,357    1,615
                                                    --------  -------  -------
    Total cost of revenues.........................    9,941    4,493    2,300
                                                    --------  -------  -------
     Gross margin..................................   33,374   31,542   18,305
Operating expenses:
  Sales and marketing..............................   26,955   20,410   11,011
  Research and development.........................    9,960    6,256    5,033
  General and administrative.......................    4,192    2,839    1,682
  In-process technology............................   10,984      500      --
                                                    --------  -------  -------
    Total operating expenses.......................   52,091   30,005   17,726
                                                    --------  -------  -------
     Income (loss) from operations.................  (18,717)   1,537      579
Interest and other income (expense), net...........    1,767    1,509     (128)
                                                    --------  -------  -------
   Income (loss) before provision for (benefit
    from) income taxes and minority interest.......  (16,950)   3,046      451
Provision for (benefit from) income taxes..........    1,203     (687)     143
                                                    --------  -------  -------
   Income (loss) before minority interest..........  (18,153)   3,733      308
Minority interest in net loss of consolidated
 subsidiary........................................      130       85      --
                                                    --------  -------  -------
    Net income (loss).............................. $(18,023) $ 3,818  $   308
                                                    ========  =======  =======
Basic earnings (loss) per share.................... $  (1.55) $  0.37  $  0.22
                                                    ========  =======  =======
Diluted earnings (loss) per share.................. $  (1.55) $  0.30  $  0.04
                                                    ========  =======  =======
Shares used to compute basic earnings (loss) per
 share.............................................   11,663   10,357    1,407
                                                    ========  =======  =======
Shares used to compute diluted earnings (loss) per
 share.............................................   11,663   12,643    8,635
                                                    ========  =======  =======

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                     CONVERTIBLE                                                                        NOTES
                   PREFERRED STOCK    COMMON STOCK   ADDITIONAL                                       RECEIVABLE      TOTAL
                   -----------------  --------------  PAID-IN   ACCUMULATED   DEFERRED   TRANSLATION     FROM     STOCKHOLDERS'
                   SHARES    AMOUNT   SHARES  AMOUNT  CAPITAL     DEFICIT   COMPENSATION ADJUSTMENT  STOCKHOLDERS    EQUITY
                   --------  -------  ------  ------ ---------- ----------- ------------ ----------- ------------ -------------
Balance at
December 31,
1994.............     5,450   $    1   1,378   $--    $15,018    $(12,633)      $--         $--         $(124)      $  2,262
 Issuance of
 common stock....       --       --      220    --         70         --         --          --           (70)           --
 Exercise of
 stock options...       --       --    1,017    --        250         --         --          --           --             250
 Repurchase of
 common stock....       --       --      (59)   --        (12)        --         --          --           --             (12)
 Sale of
 preferred stock
 on exercise of
 warrants........       413      --      --     --        859         --         --          --           --             859
 Deferred
 compensation....       --       --      --     --         55         --         (55)        --           --             --
 Amortization of
 deferred
 compensation....       --       --      --     --        --          --           6         --           --               6
 Issuance of
 common stock
 warrants in
 connection with
 the sale of note
 receivable......       --       --      --     --         30         --         --          --           --              30
 Note receivable
 payment.........       --       --      --     --        --          --         --          --            17             17
 Net income......       --       --      --     --        --          308        --          --           --             308
                   --------   ------  ------   ----   -------    --------       ----        ----        -----       --------
Balance at
December 31,
1995.............     5,863        1   2,556    --     16,270     (12,325)       (49)        --          (177)         3,720
 Conversion of
 preferred stock
 to common stock.    (5,863)      (1)  5,863      1       --          --         --          --           --             --
 Net exercise of
 warrants........       --       --      264    --        --          --         --          --           --             --
 Issuance of
 common stock,
 net of issuance
 costs...........       --       --    2,070    --     33,684         --         --          --           --          33,684
 Exercise of
 stock options,
 net of
 repurchases.....       --       --      217    --        244         --         --          --           --             244
 ESPP
 distribution....       --       --       90    --      1,372         --         --          --           --           1,372
 Sale of common
 stock on
 exercise of
 warrants........       --       --      286    --        --          --         --          --           --             --
 Amortization of
 deferred
 compensation....       --       --      --     --        --          --          13         --           --              13
 Translation
 adjustment......       --       --      --     --        --          --         --            4          --               4
 Note receivable
 payment.........       --       --      --     --        --          --         --          --            69             69
 Net income......       --       --      --     --        --        3,818        --          --           --           3,818
                   --------   ------  ------   ----   -------    --------       ----        ----        -----       --------
Balance at
December 31,
1996.............       --       --   11,346      1    51,570      (8,507)       (36)          4         (108)        42,924
 Exercise of
 stock options,
 net of
 repurchases.....       --       --      435    --        566         --         --          --           --             566
 ESPP
 distribution....       --       --      214    --      2,146         --         --          --           --           2,146
 Issuance of
 common stock for
 purchase of
 technology......       --       --      238    --      1,773         --         --          --           --           1,773
 Amortization of
 deferred
 compensation....       --       --      --     --        --          --          36         --           --              36
 Translation
 adjustment......       --       --      --     --        --          --         --           22          --              22
 Note receivable
 payment.........       --       --      --     --        --          --         --          --            38             38
 Unrecognized
 (gain) loss on
 investments.....       --       --      --     --        --                     --          --                           (0)
 Net loss........       --       --      --     --        --      (18,023)       --          --           --         (18,023)
                   --------   ------  ------   ----   -------    --------       ----        ----        -----       --------
Balance at
December 31,
1997.............       --    $  --   12,233   $  1   $56,055    $(26,530)      $--         $ 26        $ (70)      $ 29,482
                   ========   ======  ======   ====   =======    ========       ====        ====        =====       ========

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997      1996     1995
                                                     --------  --------  ------
Cash flows from operating activities:
  Net income (loss)................................  $(18,023) $  3,818  $  308
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation...................................     1,692     1,433     857
    Amortization...................................        45       --      --
    Deferred taxes.................................     1,000    (1,000)    --
    In-process technology..........................    10,984       --      --
    Minority interest in subsidiary................       (36)       36     --
    Other..........................................       --        --       36
    Changes in assets and liabilities:
      Accounts receivable..........................       815    (7,595) (2,871)
      Prepaid expenses and other current assets....       258      (920)   (219)
      Accounts payable.............................       202      (342)    495
      Accrued expenses and compensation............       956     2,247   1,318
      Deferred revenue.............................     3,190     2,165     872
                                                     --------  --------  ------
        Net cash provided by (used in) operating
         activities................................     1,083      (158)    796
Cash flows from investing activities:
  Purchases of short-term investments..............   (22,295)  (50,906)    --
  Proceeds from sales of short-term investments....    28,343    30,307     --
  Acquisition of property and equipment............    (1,676)   (1,748)    (85)
  Acquisition of certain assets....................    (9,543)      --      --
  Deposits and other assets........................      (167)      (10)    (27)
                                                     --------  --------  ------
        Net cash used in investing activities......    (5,338)  (22,357)   (112)
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   issuance costs..................................     2,712    35,300     320
  Principle payments on capital lease obligations..      (711)   (1,271)   (713)
  Other............................................        60        40     749
                                                     --------  --------  ------
        Net cash provided by financing activities..     2,061    34,069     356
                                                     --------  --------  ------
Net increase (decrease) in cash and cash
 equivalents.......................................    (2,194)   11,554   1,040
Cash and cash equivalents at beginning of year.....    14,552     2,998   1,958
                                                     --------  --------  ------
Cash and cash equivalents at end of year...........  $ 12,358  $ 14,552  $2,998
                                                     ========  ========  ======
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.........................................  $     90  $    233  $  222
  Income taxes.....................................  $    163  $    114  $   54
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
 ACTIVITIES
Property and equipment acquired under capital lease
 financings........................................  $    --   $    385  $1,082
Common stock issued in purchase of certain assets
 and technology....................................  $  1,773  $    --   $  --

          See accompanying notes to Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Red Brick Systems, Inc. (the Company), a Delaware corporation, was originally incorporated in California in July 1986. The Company designs, develops, markets and supports a high performance client/server relational database management system and related software and services specifically designed for data warehouse applications.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as Red Brick Systems Australasia Pty. Ltd. ("RBA"). All significant intercompany accounts and transactions have been eliminated.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates are related to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, other reserves, and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

 Foreign Currency Translation

  The functional currency of the Company's wholly owned subsidiaries is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency translation gains and losses are included in other income (expense) and were immaterial for all periods presented. The functional currency of RBA is the Australian dollar. Translation gains or losses are shown as a component of stockholders' equity.

 Cash, Cash Equivalents, and Short-Term Investments

  Management determines the appropriate classifications of debt securities at the time of purchase. All of the Company's debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The fair value of the Company's available for sale securities is based on quoted market prices at the balance sheet dates. As of December 31, 1997 and 1996, unrealized gains or losses on such investments were not significant. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

                            RED BRICK SYSTEMS, INC.

  All cash equivalents, by contractual maturity, mature in three months or less. Short-term investments mature in three to fifteen months. The fair value of the Company's investments held at December 31, 1997 and 1996, is summarized as follows:

                                                                 FAIR VALUE AT
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
     Money market.............................................. $    37 $    52
     Corporate bonds and notes.................................   6,115  15,412
     Commercial paper..........................................   5,757  12,195
     Certificates of deposit...................................   3,001     --
     Government debt securities................................   8,211   4,200
     International bond........................................     999     750
                                                                ------- -------
       Total investments....................................... $24,120 $32,609
                                                                ======= =======

  The following is a reconciliation of the Company's investments to the balance sheet classifications:

                                                                 FAIR VALUE AT
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
     Amounts included in cash and cash equivalents............. $ 9,569 $12,010
     Short-term investments....................................  14,551  20,599
                                                                ------- -------
       Total investments.......................................  24,120  32,609
     Demand deposits...........................................   2,789   2,542
                                                                ------- -------
       Total cash, cash equivalents, and short-term
        investments............................................ $26,909 $35,151
                                                                ======= =======

  At December 31, 1997, $16,997,000 of the investments were due in one year or less, with the remainder due in one year to fifteen months.

 Depreciation and Amortization

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

 Intangible Assets

  Intangible assets related to the technology purchase agreement with CMGI and Engage in August 1997, include an assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from 2 to 3 years. Accumulated amortization was approximately $45,000 at December 31, 1997.

 Revenue Recognition

  The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 91-1, "Software Revenue Recognition." Revenue from product licensing and the portion of royalty revenues not subject to future obligations is generally recognized after

                            RED BRICK SYSTEMS, INC.

execution of a licensing agreement and shipment of the product, provided that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. Maintenance and service revenue includes maintenance, training, and consulting. Maintenance revenue is recognized ratably over the term of the contract. Service revenues, primarily consulting and training, are recognized at the time the service is performed. Revenue under software development agreements is recognized using the percentage-of-completion method based on the ratio that incurred costs bear to total estimated costs.

  In 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." SOP 97-2 will be effective for the Company beginning in fiscal 1998. SOP 97-2 supersedes SOP 91-1, and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Detailed implementation guidelines have not yet been issued. The Company is evaluating the requirements of the new SOP and potential implementation guidelines and the effects, if any, on the Company's current revenue recognition policy.

 Warranty

  The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced significant warranty claims to date.

 Software Development Costs

  Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization would begin upon completion of a working model as the Company does not prepare detail program designs as part of the development process. As of December 31, 1997, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

 Accounting for Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

 Advertising Costs

  The Company expenses advertising costs as they are incurred. Advertising expenses for 1997, 1996 and 1995 were $1,164,000, $668,000, and $349,000, respectively.

 Earnings (Loss) Per Share

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any

                            RED BRICK SYSTEMS, INC.

dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Also in 1997, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 affected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Earnings (loss) per share amounts for all periods have been presented and where appropriate, restated to conform to the FAS 128 and SAB No. 98 requirements.

  The following table sets forth the computation of basic and diluted earnings
(loss) per share.

                                           FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                            1997           1996        1995
                                        -------------  ------------ ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).................... $     (18,023) $      3,818 $       308
                                        =============  ============ ===========
Denominator:
  Weighted average common shares
   outstanding.........................        11,663        10,357       1,407
                                        -------------  ------------ -----------
  Denominator for basic earnings (loss)
   per share...........................        11,663        10,357       1,407
Effect of dilutive securities:
  Employee stock options and warrants..           --          1,644         979
  Convertible preferred stock..........           --            337       5,450
  Unvested outstanding shares..........           --            305         799
                                        -------------  ------------ -----------
Dilutive potential common shares.......           --          2,286       7,228
                                        -------------  ------------ -----------
Denominator of diluted earnings (loss)
 per share--adjusted weighted-average
 shares and assumed conversions........        11,663        12,643       8,635
                                        =============  ============ ===========
Basic earnings (loss) per share........ $       (1.55) $       0.37 $      0.22
                                        =============  ============ ===========
Diluted earnings (loss) per share...... $       (1.55) $       0.30 $      0.04
                                        =============  ============ ===========

  For additional disclosures regarding the outstanding preferred stock, the employee stock options, and the warrants, see Note 6--Stockholders Equity.

  Options to purchase 246,462, 40,217, and 140,899 shares of common stock were outstanding at December 31, 1997, 1996, and 1995, respectively, but were not included in the computation of diluted earnings (loss) per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  Additionally, potential common shares of 1,081,945, using the treasury stock method, were not included in the computation of diluted loss per share for 1997 because the Company had a loss for the period and, therefore, the effect would be antidilutive.

CONCENTRATIONS

 Credit Risk/Customer

  The Company operates in one business segment, the development and licensing of data warehousing software, which it sells to various companies across several industries. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and

                            RED BRICK SYSTEMS, INC.

resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future. The loss of a major customer or reseller would adversely affect operating results. In 1997 and 1996, sales to no one customer accounted for more than 10% of total revenues. In 1995, one customer accounted for 21% of total revenues.

 Product

  Substantially all of the Company's revenues have been attributable to sales of Red Brick Warehouse and the related maintenance and service contracts. This product is currently expected to account for a significant part of the Company's license revenues for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Red Brick Warehouse would adversely affect operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

 Comprehensive Income

  In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

 Segment Information

  In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with FAS 131.

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

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
                                                              (IN THOUSANDS)
     Computer equipment and software....................... $   5,218 $   3,846
     Furniture and equipment...............................     1,455     1,240
     Leasehold improvements................................       616       567
                                                            --------- ---------
                                                                7,289     5,653
     Less accumulated depreciation and amortization........     4,612     2,960
                                                            --------- ---------
                                                            $   2,677 $   2,693
                                                            ========= =========

4. PURCHASED TECHNOLOGY

  On August 29, 1997, the Company executed a technology purchase agreement with CMGI and Engage whereby the Company acquired the in-process source code and related documentation to certain software technology. In the third quarter of 1997 the Company recorded a charge of approximately $11.0 million for in-process technology based upon an independent appraisal. The Company paid CMGI $9.5 million in cash and issued to CMGI 238,160 shares of unregistered common stock. The acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

  The Company acquired in-process technology associated with a $500,000 licensing arrangement during the second quarter of 1996. At the time of acquisition, the acquired in-process technology had not yet reached technological feasibility and did not have alternative future uses.

5. COMMITMENTS AND CONTINGENCIES

 Capital and Operating Leases

  The Company leases its facilities under operating leases expiring at various dates through March 2005. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs.

  The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, and included in property and equipment, aggregated approximately $3,032,000 and $3,579,000 at December 31, 1997 and 1996, respectively. Related accumulated amortization was approximately $2,627,000 and $2,338,000 at December 31, 1997 and 1996, respectively. The capital leases are secured by the related equipment, and the Company is required to maintain liability and property damage insurance.

                            RED BRICK SYSTEMS, INC.

  Future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                               DECEMBER 31, 1997
                                                               -----------------
                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                (IN THOUSANDS)
   1998.......................................................  $429    $1,731
   1999.......................................................    61     1,810
   2000.......................................................   --      1,780
   2001.......................................................   --      1,736
   2002.......................................................   --      1,643
   2003 and thereafter........................................   --        168
                                                                ----    ------
   Total minimum lease payments ..............................   490    $8,868
                                                                        ======
   Less amount representing interest..........................    45
                                                                ----
   Present value of minimum lease payments....................   445
   Less current obligations...................................   385
                                                                ----
   Long-term obligations......................................  $ 60
                                                                ====

  Total rental expense for 1997, 1996, and 1995 was approximately $1,804,000 $1,005,000, and $515,000, respectively.

 Contingencies

  From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

6. STOCKHOLDERS' EQUITY

 Initial Public Offering

  On January 23, 1996, the Company commenced its initial public offering and its Common Stock began trading on the NASDAQ National Market under the symbol REDB. The Company sold 2,070,000 shares in the offering and generated approximately $33.7 million of cash net of underwriting discounts and commissions and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, Series C, and Series D Preferred Stock (a total of approximately 5,863,000 shares) were converted into shares of Common Stock on a one-for-one basis.

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

                            RED BRICK SYSTEMS, INC.

 Warrants

  In February 1993 and November 1993, the Company sold warrants to purchase 908,805 shares of Series D preferred stock at an exercise price of $2.08 per share. In connection with the Company's initial public offering, such warrants became warrants to purchase common stock. In 1995, warrants to purchase 340,465 shares of Series D preferred stock were exercised. Warrants to purchase 378,834 shares of the Company's common stock were exercised in connection with the initial public offering of the Company's common stock in January 1996. At December 31, 1997, warrants to purchase 189,506 shares of common stock were outstanding, of which the majority expire in November 1998.

  In December 1995, as part of the sale of the ems note receivable, the Company issued a warrant to Comdisco for the purchase of the Company's common stock and recorded additional expense of $30,000. The number of shares to be issued under the warrant agreement is 15,556 at an exercise price of $18 per share. At December 31, 1997, the warrant to purchase 15,556 shares of common stock was outstanding and expires January 22, 1999.

 Notes Receivable from Stockholders

  During January 1994 and February 1995, certain officers of the Company were provided cash advances totaling $194,488 for the purpose of purchasing the Company's common stock. The underlying full recourse notes are due in January 1998 and February 1999, bear interest at 5.32% and 7.96% per annum, respectively, and are secured by the purchased common stock. The common stock sold in January 1994 and February 1995 vests at a rate of 25% one year after the commencement date (January 1, 1993 and January 1, 1995, respectively) and ratably over thirty-six months thereafter. Unvested shares may be repurchased by the Company within 60 days of termination. As of December 31, 1997, a total of 40,570 shares of this common stock is unvested.

 Common Stock

  At December 31, 1997, common stock was reserved for issuance as follows (in thousands):

     Stock options........................................................ 3,012
     Warrants.............................................................   205
     Purchase Plan........................................................   197
                                                                           -----
                                                                           3,414
                                                                           =====

 Stockholders Rights Plan

  On July 21, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.0001 per share, outstanding on August 25, 1997. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company, at a price of $65.00 per one one-thousandth of a Preferred Share, subject to adjustment. The rights are not exercisable until a person or group of affiliated or associated persons makes or intends to make an announcement to acquire beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock. The Rights will expire on July 20, 2007, unless extended.

7. STOCK-BASED COMPENSATION PLANS

 1995 Stock Option Plan

  The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on September 20, 1995, as the successor to the 1991 Stock Option Plan (the "1991 Plan"). Under the 1995 Plan,

                            RED BRICK SYSTEMS, INC.

employees (including officers) and independent consultants may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors are eligible solely for automatic option grants under the 1995 Plan. Post-IPO options are exercisable upon vesting. Pre-IPO options granted under the 1991 Plan are immediately exercisable for all the option shares outstanding; however, any unvested shares purchased under the Plan are subject to repurchase by the Company at the original exercise price per share upon the employees cessation of service. At December 31, 1997, a total of 91,223 shares are subject to repurchase. Options expire ten years from the date of grant (five years in certain instances). The options generally vest at a rate of 25% one year after the date of grant and ratably over thirty-six months thereafter.

  The Company has entered into agreements with certain officers of the Company that provide for acceleration of vesting of certain option shares or restricted stock as if the officer remained employed for up to an additional two years in the event the officer's employment is involuntarily terminated following certain acquisitions or changes in control of the Company.

  At December 31, 1997, the maximum number of common shares available under the 1995 Plan was approximately 386,000. The 1995 Plan also incorporates special provisions (such as stock appreciation rights) which may be provided in the future as additional employee benefits without requiring shareholder approval.

  In 1995, the Company granted options to purchase 133,750 shares of common stock at $8.00 per share outside of the 1995 Plan. In 1997, the Company granted options to purchase 100,000 shares of common stock at $8.13 per share and 120,000 at $7.56 per share outside of the 1995 Plan. These options vest at a rate of 25% one year after the date of grant and ratably over thirty-six months thereafter. At December 31, 1997, options to purchase 247,500 shares of common stock outside of the 1995 Plan were outstanding.

Supplemental Stock Option Plan

  The Company's Supplemental Stock Option Plan (the "Supplemental Plan") was adopted by the Board of Directors on March 19, 1997. Under the Supplemental Plan, employees (excluding officers) and independent consultants may, at the discretion of the Plan Administrator, be granted non-statutory stock options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors are not eligible for grants under the Supplemental Plan. Options granted under the Supplemental Plan generally vest at a rate of 25% one year after the date of grant and ratably over thirty-six months thereafter. The Supplemental Plan will in all events terminate on March 18, 2007. An aggregate of 600,000 shares of common stock have been reserved for issuance under the Supplemental Plan. In 1997, the Company granted options to purchase 521,750 shares of common stock, net of cancellations, at a range of $6.63 to $10.06 per share that vest 100% one year after date of grant. At December 31, 1997, options to purchase 521,750 shares of common stock were outstanding under the Supplemental Plan.

 Repricing

  In April 1997, the Company offered employees, excluding executive officers, the option to exchange options to purchase 489,775 shares of common stock with an aggregate exercise price of $10,782,088 for new options to purchase 489,775 shares with an exercise price of $6.00 per share and an aggregate exercise price of $4,193,475. All options that were repriced began vesting six months after the vesting start date under the original terms of the option grant.

  In July 1996, the Company offered employees, excluding executive officers, the option to exchange options to purchase 164,450 shares of common stock with an aggregate exercise price of $7,093,288 for new options to purchase 164,450 shares of Common Stock with an exercise price of $25.50 per share and an aggregate exercise

                            RED BRICK SYSTEMS, INC.

price of $2,938,650. All options that were repriced generally began vesting three months after the vesting start date under the original terms of the option grant.

  A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996, and 1995 follows:

                                 1997               1996              1995
                           ------------------ ----------------- ------------------
                                    WEIGHTED-         WEIGHTED-          WEIGHTED-
                                     AVERAGE           AVERAGE            AVERAGE
                           OPTIONS  EXERCISE  OPTIONS EXERCISE  OPTIONS  EXERCISE
                            (000)     PRICE    (000)    PRICE    (000)     PRICE
                           -------  --------- ------- --------- -------  ---------
Outstanding--beginning of
 year....................   1,875    $  8.50   1,696   $  2.94   1,766    $ 0.22
Options granted..........   2,225    $  8.02     728   $ 27.94   1,307    $ 3.83
Options exercised........    (465)   $  1.17    (224)  $  1.09  (1,237)   $ 0.26
Options canceled.........  (1,009)   $ 15.35    (325)  $ 28.14    (140)   $ 0.59
                           ------              -----            ------
Outstanding--end of year.   2,626    $  6.75   1,875   $  8.50   1,696    $ 2.94
                           ======              =====            ======
Exercisable at end of
 year....................     815
                           ======

 Employee Stock Purchase Plan

  In 1995, the Board of Directors and stockholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and is administered over offering periods of 24 months each, with purchases occurring at six-month intervals. Under the Purchase Plan, eligible employees are entitled to purchase shares at 85% of the lower of fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semi-annual purchase date. Under the Purchase Plan, 196,640 shares of common stock are reserved for issuance under the plan at December 31, 1997. Under the Purchase Plan, 213,636, 89,724, and no shares were issued in 1997, 1996, and 1995, respectively. The weighted average fair values of shares granted under the Purchase Plan during 1997 and 1996 were $5.87 and $7.59, respectively.

 Accounting for Stock-Based Compensation

  Pro forma information regarding net income (loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock-based awards granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using the minimum value method prior to the Company's initial filing with the SEC in connection with the IPO and, subsequently to the IPO, the Black-Scholes options pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                            RED BRICK SYSTEMS, INC.

  The weighted average fair value of options granted in 1997 and 1996 was $4.82 and $15.13, respectively. The weighted average fair value of purchase rights granted under the Purchase Plan in 1997 and 1996 was $5.87 and $7.59, respectively. The fair value of the Company's stock-based awards to employees was estimated using no expected dividends and the following weighted-average assumptions:

                                            OPTIONS              PURCHASE PLAN
                                 ------------------------------- --------------
                                              JAN. 1-  SEPT. 27-
                                             SEPT. 26, DEC. 31,
                                 1997  1996    1995      1995     1997    1996
                                 ----  ----  --------- --------- ------  ------
Expected life (years)...........    5     5       5         5      0.50    0.50
Expected volatility............. 0.65  0.55    0.00      0.55      1.04    0.79
Risk-Free Interest Rate......... 6.19% 6.18%   5.69%     5.69%     6.03%   5.08%

  If compensation cost for the employee stock-based awards was determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of FAS 123, the Company's net income (loss) and net income (loss) per share for the twelve months ended December 31, 1997, 1996 and 1995 would have been adjusted to the pro forma amounts indicated below:

                                         1997            1996          1995
                                    ---------------  ------------- -------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Pro forma net income (loss)..  $       (24,155) $       1,268 $        199
     Pro forma earnings (loss) per
      share:
       Basic......................  $         (2.07) $        0.13 $       0.14
       Diluted....................  $         (2.07) $        0.10 $       0.02

  Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effects will not be fully reflected until the year 2000. In addition the effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

  Exercise prices for options outstanding as of December 31, 1997, and weighted-average remaining contractual life is as follows:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ------------------------------------------- --------------------------
                           NUMBER    WEIGHTED AVERAGE                  NUMBER
                         OUTSTANDING    REMAINING        WEIGHTED    EXERCISABLE    WEIGHTED
  RANGE OF               AT 12/31/97 CONTRACTUAL LIFE    AVERAGE     AT 12/31/97    AVERAGE
EXERCISE PRICES             (000)        (YEARS)      EXERCISE PRICE    (000)    EXERCISE PRICE
---------------          ----------- ---------------- -------------- ----------- --------------
$ 0.16 -- $ 0.32........      262          6.54           $ 0.21         262         $ 0.21
$ 0.80 -- $ 1.20........       64          6.35           $ 0.89          64         $ 0.89
$ 1.92 -- $ 2.80........       24          7.44           $ 2.24          24         $ 2.24
$ 4.80 -- $ 7.20........    1,270          9.14           $ 6.27         313         $ 5.93
$ 7.25 -- $10.06........      926          9.61           $ 8.68          87         $ 8.03
$18.00 -- $25.25........       80          8.48           $19.55          65         $19.73
                            -----          ----           ------         ---         ------
$ 0.16 -- $25.25........    2,626          8.77           $ 6.75         815         $ 4.91
                            =====          ====           ======         ===         ======

                            RED BRICK SYSTEMS, INC.

8. EMPLOYEE BENEFIT PLAN

  In October 1991, the Company adopted a plan to provide retirement and incidental benefits for its employees, known as the Red Brick Systems 401(k) Retirement Savings Plan. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Employees are eligible to participate after a sixty day service requirement. Participants may make salary deferral contributions to the plan of up to 20% of their compensation. The plan permits for company contributions; however, none have been made as of December 31, 1997.

9. INCOME TAXES

  The components of the provision for (benefit from) income taxes consist of the following:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                             1997   1996   1995
                                                            ------ ------  ----
                                                              (IN THOUSANDS)
     Current:
       Federal............................................. $  --  $   75  $ 98
       State...............................................    --      86    28
       Foreign.............................................    203    152    17
                                                            ------ ------  ----
         Total current.....................................    203    313   143
                                                            ------ ------  ----
     Deferred:
       Federal.............................................    900   (900)  --
       State...............................................    100   (100)  --
       Foreign.............................................    --     --    --
                                                            ------ ------  ----
         Total deferred....................................  1,000 (1,000)  --
                                                            ------ ------  ----
           Provision for (benefit from) income taxes....... $1,203 $ (687) $143
                                                            ====== ======  ====

  The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before provision for (benefit from) income taxes is explained below:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                         ---------------------
                                                          1997     1996   1995
                                                         -------  ------  ----
                                                           (IN THOUSANDS)
     Income tax (benefit) computed at the federal stat-
      utory rate.......................................  $(5,763) $1,036  $153
     State taxes.......................................      --       86    28
     Foreign taxes.....................................      203     152   --
     Losses for which no tax benefit was recognized....    1,981     --    --
     Tax benefits of net operating loss carryforwards..      --   (1,015) (773)
     Adjustment of the valuation allowance.............    1,000  (1,000)  717
     In-process research & development.................    3,734     --    --
     Other.............................................       48      54    18
                                                         -------  ------  ----
       Provision (benefit) for income taxes............  $ 1,203  $ (687) $143
                                                         =======  ======  ====

                            RED BRICK SYSTEMS, INC.

  The 1997 income tax provision of $1,203,000 includes approximately $203,000 in current income taxes, consisting principally of foreign withholding taxes and other foreign income taxes, and a $1,000,000 deferred tax provision to establish a valuation allowance with respect to the net deferred tax assets. The 1996 income tax benefit reflected the original recognition of the $1,000,000 in deferred tax assets. The Company has provided a full valuation allowance against its net deferred tax assets at December 31, 1997 due to uncertainties surrounding their realization.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
     Deferred tax assets:
       Net operating loss carryforwards........................ $ 4,358  $2,092
       Tax credit carryforwards................................   1,217     618
       Reserves and accruals...................................   1,056     703
       Intangible assets.......................................   4,233     --
       Other...................................................     461     196
                                                                -------  ------
     Total deferred tax assets.................................  11,325   3,609
     Valuation allowance....................................... (11,325) (2,609)
                                                                -------  ------
     Net deferred tax assets................................... $   --   $1,000
                                                                =======  ======

  The valuation allowance increased by $8,716,000 during 1997 and decreased by $1,583,000 during 1996. Approximately $1,052,000 of the valuation allowance at December 31, 1997, is attributable to the tax benefits of disqualifying dispositions of stock received through incentive stock options and the Company's employee stock purchase plan, the benefit of which will be credited to additional paid in capital when realized.

  At December 31, 1997, the Company has federal and state net operating loss carryforwards of approximately $12,000,000 and $5,500,000, respectively, and federal and state tax credit carryforwards of approximately $650,000 and $450,000, respectively. These carryforwards will expire beginning in the years 1999 through 2012. Utilization of approximately $1,500,000 of the net operating loss carryforwards is limited to approximately $100,000 per year due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions.

10. RELATED PARTY REVENUES

  During 1995, the Company recorded revenue of approximately $1,720,000 for sales to ems. ems is a related party of the Company due to the fact that venture capital funds affiliated with Asset Management Associates 1989, L.P. and Menlo Ventures IV, L.P., two principal stockholders of the Company at the time of the transactions, were also principal stockholders of ems. Gross margins realized on related party transactions have not been materially different from the gross margins realized on similar types of transactions with unaffiliated customers.

                            RED BRICK SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


11. EXPORT REVENUES

  The Company markets its products in the United States and foreign countries through its sales personnel, value added resellers, and subsidiaries. Sales between geographic areas are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing authorities. Total export revenues by geographic region for the three years ended December 31, 1997 are as follows:

                                                            1997    1996   1995
                                                           ------- ------ ------
                                                              (IN THOUSANDS)
     Asia Pacific......................................... $ 3,732 $  901 $  596
     Europe ..............................................   1,202  1,253     --
     Other ...............................................   2,438  1,504  1,084
                                                           ------- ------ ------
                                                           $ 7,372 $3,658 $1,680
                                                           ======= ====== ======

12. SUBSEQUENT EVENTS (UNAUDITED)

  On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws and seek unspecified monetary damages. The Company believes both complaints are without merit and will vigorously defend itself against both complaints.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE AT                        BALANCE AT
                                  BEGINNING                            END
                                  OF PERIOD  ADDITIONS DEDUCTIONS   OF PERIOD
                                  ---------- --------- ----------   ----------
Allowance for doubtful accounts
 receivable
  Year ended December 31, 1995...    $125      $545      $  --        $  670
  Year ended December 31, 1996...    $670      $519      $(231)(1)    $  958
  Year ended December 31, 1997...    $958      $658      $ (63)(1)    $1,553

--------
(1) Uncollectible accounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

    1) All financial statements

                                                                            PAGE
                                                                            ----
     INDEX TO FINANCIAL STATEMENTS
     Report of Ernst & Young LLP, Independent Auditors.....................  29
     Consolidated Balance Sheets...........................................  30
     Consolidated Statements of Operations.................................  31
     Consolidated Statements of Stockholders Equity........................  32
     Consolidated Statements of Cash Flows.................................  33
     Notes to Consolidated Financial Statements............................  34

    2) Financial statement schedules

                                                                            PAGE
                                                                            ----
     INDEX TO FINANCIAL STATEMENTS
     Financial Statement Schedules
       II. Valuation and Qualifying Accounts...............................  48

  All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

  The independent auditors report with respect to the above listed financial statements and schedule appear on page 29 of this report on Form 10-K.

    3) Exhibits required by item 601 of Regulation S-K

 EXHIBIT NO.                            EXHIBIT TITLE
 -----------                            -------------
 1.1(1)      Form of Underwriting Agreement.
 2.1(1)      Agreement and Plan of Merger, dated December 7, 1995, effecting the reincorporation of Red Brick Systems, a California
             corporation, into Red Brick Systems, Inc., a Delaware corporation
             (the "Company").
 3.1(1)      Certificate of Incorporation of the Company.
 3.2(1)      Amended and Restated Certificate of Incorporation of the Company
             filed in connection with the reincorporation of the Company.
 3.3(1)      Form of Amended and Restated Certificate of Incorporation of the
             Company filed on January 26, 1996.
 3.4(1)      Amended and Restated Bylaws of the Company adopted on October 18,
             1995.
 3.5(5)      Amended and Restated Bylaws of the Company adopted on July 21,
             1997.
 3.6(6)      Form of Certificate of Designation of Series A Junior
             Participating Preferred Stock filed on July 22, 1997 in connection with the Company's adoption of Rights Agreement.
 4.1(1)      Amended and Restated Investor Rights Agreement, dated November 5,
             1993, among the Company and the investors and founders named therein, as amended.
 4.2(1)      Specimen Certificate of the Company's Common Stock.
 4.3(6)      Rights Agreement, dated as of July 21, 1997, between the Company and Harris Trust and Savings Bank, including the Form of
             Certificate of Designation of Series A Junior Participating
             Preferred Stock, Form of Rights Certificate and Summary of Rights
             to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively.
 5.1(1)      Opinion of Gunderson Dettmer Stough Villeneuve Franklin &
             Hachigian, LLP, counsel to the Company.
 10.1(1)     Form of Indemnification Agreement entered into between the Company and its directors and officers.
 10.3(1)(2)  1995 Stock Option Plan.
 10.4(1)(2)  Employee Stock Purchase Plan.
 10.8(1)        Loan Modification Agreement between Silicon Valley Bank and the
                                                    Company, dated May 1, 1995.
 10.9(1)     Lease Agreement, dated October 24, 1994, between the Company and
             Alberto Oaks Investors, regarding the space located at 485 Alberto
             Way, Los Gatos, California, as amended.
 10.10(1)    Note and Warrant Purchase Agreement, dated March 11, 1992, among the Company and the lenders named therein, as amended.
 10.12(1)    Note and Warrant Purchase Agreement, dated February 17, 1993, among the Company and the lenders named therein, as amended.
 10.15(1)    Form of Stock Purchase Agreement, dated January 24, 1994, used to sell Common Stock to certain officers of the Company.

 EXHIBIT NO.                            EXHIBIT TITLE
 -----------                            -------------
 10.16(1)    Form of Stock Purchase Agreement, dated February 14, 1995, used to sell Common Stock to certain officers of the Company.
 10.17(1)(3) End User Software License Agreement No. 94-159, dated June 30,
             1994, and Related Product Order and Financing Agreement, dated
             September 26, 1995, between efficient market services, inc. and the Company.
 10.20(1)(2) 1995 Executive Bonus Program, as amended.
 10.21(1)    Assignment Agreement, dated December 18, 1995, between the Company and Comdisco, Inc.
 10.22(1)    Third Amendment of Lease, dated October 10, 1995, between the
             Company and Alberto Oaks Investors, Ltd.
 10.23(4)    Loan Modification Agreement between Silicon Valley Bank and the
             Company, dated April 30, 1996.
 10.24(7)    Technology Purchase Agreement dated as of August 29, 1997, by and among the Company, CMGI, and Engage.
 10.25(2)    Officers Severance Plan and Summary Plan Description adopted
             November 15, 1995.
 10.26(2)    Supplemental Stock Option Plan adopted March 19, 1997.
 10.27       Fourth Amendment of Lease, dated November 25, 1997, between the
             Company and Alberto Oaks Investors, Ltd.
 10.28(2)    1998 Executive Compensation Plan, as amended.
 10.29       Termination of Loan Agreement between Silicon Valley Bank and the
             Company dated December 29, 1997.
 16.1(1)     Letter regarding change in certifying accountant.
 21.1        List of Subsidiaries of the Company.
 23.1        Consent of Ernst & Young LLP, independent auditors.
 27.1        Financial Data Schedule.

--------
(1) Incorporated by reference to the exhibit of the same number filed with Company's Form S-1 Registration Statement (Reg. No. 33-97430) declared effective by the Securities and Exchange Commission on January 22, 1996.
(2) Compensatory plan or arrangement.
(3) Confidential treatment has been requested as to certain portions of these exhibits. Omitted portions have been filed separately with the Securities and Exchange Commission.
(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.
(6) Incorporated by reference from the Company's Form 8-A filed in July 1997.
(7) Incorporated by reference from the Company's Form 8-K filed in September
    1997.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of fiscal 1997.

(c) Exhibits. See list of exhibits under "Item 14(a)(3)" above

(d) Financial Statement Schedules. See list of schedules under "Item 14(a)(2)" above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on this 30th day of March, 1998.

                                          RED BRICK SYSTEMS, INC.

                                                /s/ Christopher G. Erickson
                                          By___________________________________
                                                  Christopher G. Erickson
                                                President, Chief Executive
                                                       Officer, and
                                                   Chairman of the Board

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Christopher G. Erickson       President, Chief Executive      March 30, 1998
____________________________________ Officer, and Chairman of the
       Christopher G. Erickson       Board (Principal Executive
                                     Officer)

     /s/ Margaret R. Brauns          Vice President, Finance,        March 30, 1998
____________________________________ Chief Financial Officer
         Margaret R. Brauns          (Principal Financial And
                                     Accounting Officer), and
                                     Secretary

       /s/ Thomas H. Bredt           Director                        March 30, 1998
____________________________________
          Thomas H. Bredt

      /s/ Andrew K. Ludwick          Director                        March 30, 1998
____________________________________
         Andrew K. Ludwick

        /s/ John F. Shoch            Director                        March 30, 1998
____________________________________
           John F. Shoch

       /s/ John E. Warnock           Director                        March 30, 1998
____________________________________
          John E. Warnock