Form 10-Q
period 1998-03-31
RED BRICK SYSTEMS INC
filed 1998-05-12
CIK 1001489

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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

                               Yes  X         No
                                   ---            ----

As of April 30, 1998, there were 12,542,171 shares of the Registrant's Common Stock outstanding.

================================================================================


                            RED BRICK SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets
         As of March 31, 1998 and December 31, 1997.........................................      3

         Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1998 and 1997.................................      4

         Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1998 and 1997.................................      5

         Notes to Condensed Consolidated Financial Statements...............................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................................      8


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................     21


SIGNATURES..................................................................................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                      RED BRICK SYSTEMS, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (in thousands)

                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      1998                  1997
                                                                                ----------------      ---------------
                                                                                   (unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 15,302             $ 12,358
   Short-term investments                                                              12,497               14,551
   Accounts receivable, net                                                             7,854               12,291
   Prepaid expenses and other current assets                                            1,572                  955
                                                                                     --------             --------
      Total current assets                                                             37,225               40,155
Property and equipment, net                                                             2,673                2,677
Intangible assets, net                                                                    315                  361
Deposits and other assets                                                                 720                  372
                                                                                     --------             --------
         Total assets                                                                $ 40,933             $ 43,565
                                                                                     ========             ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $    702             $    518
   Accrued expenses                                                                     2,389                3,719
   Accrued compensation                                                                 2,316                2,031
   Deferred revenue                                                                     8,527                7,370
   Capital lease obligations due within one year                                          242                  385
                                                                                     --------             --------
      Total current liabilities                                                        14,176               14,023

Capital lease obligations                                                                  53                   60
Commitments and contingencies
Stockholders' equity:
   Common stock                                                                             1                    1
   Additional paid-in capital                                                          57,178               56,055
   Accumulated deficit                                                                (30,468)             (26,530)
   Accumulated other comprehensive income                                                  13                   26
                                                                                     --------             --------
                                                                                       26,724               29,552
   Notes receivable from stockholders                                                     (20)                 (70)
                                                                                     --------             --------
      Total stockholders' equity                                                       26,704               29,482
                                                                                     --------             --------
         Total liabilities and stockholders' equity                                  $ 40,933             $ 43,565
                                                                                     ========             ========

    See accompanying notes to Condensed Consolidated Financial Statements.


                                                  RED BRICK SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data; unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                        ------------------------------------------
                                                                              1998                       1997
                                                                        ---------------             --------------
Revenues:
   Software license                                                        $  4,635                     $  3,645
   Maintenance and service                                                    4,791                        2,878
                                                                           --------                     --------
      Total revenues                                                          9,426                        6,523
                                                                           --------                     --------
Cost of revenues:
   Software license                                                             409                          382
   Maintenance and service                                                    2,442                        1,839
                                                                           --------                     --------
      Total cost of revenues                                                  2,851                        2,221
                                                                           --------                     --------
          Gross margin                                                        6,575                        4,302
                                                                           --------                     --------
Operating expenses:
   Sales and marketing                                                        6,586                        7,276
   Research and development                                                   3,236                        2,711
   General and administrative                                                   903                          980
                                                                           --------                     --------
      Total operating expenses                                               10,725                       10,967
                                                                           --------                     --------
         Loss from operations                                                (4,150)                      (6,665)

Interest and other income (expense), net                                        373                          466
                                                                           --------                     --------
   Loss before provision for income taxes and minority interest              (3,777)                      (6,199)

Provision for income taxes                                                      161                          100
                                                                           --------                     --------
   Loss before minority interest                                             (3,938)                      (6,299)

Minority interest                                                                --                          (63)
                                                                           --------                     --------
           Net loss                                                        $ (3,938)                    $ (6,362)
                                                                           ========                     ========
Basic loss per share                                                       $  (0.32)                    $  (0.57)
                                                                           ========                     ========
Diluted loss per share                                                     $  (0.32)                    $  (0.57)
                                                                           ========                     ========
Shares used to compute basic loss per share                                  12,326                       11,206
                                                                           ========                     ========
Shares used to compute diluted loss per share                                12,326                       11,206
                                                                           ========                     ========



     See accompanying notes to Condensed Consolidated Financial Statements


                                                      RED BRICK SYSTEMS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands; unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                ---------------------------------------
                                                                                     1998                    1997
                                                                                ---------------         ---------------
Cash flows from operating activities:
   Net loss                                                                        $  (3,938)              $  (6,362)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation                                                                     419                     370
        Amortization                                                                      46                      41
        Minority interest in subsidiary                                                   --                      63
        Changes in assets and liabilities:
          Accounts receivable                                                          4,437                   5,383
          Prepaid expenses and other current assets                                     (617)                     29
          Accounts payable                                                               184                     251
          Accrued expenses and compensation                                           (1,045)                    638
          Deferred revenue                                                             1,157                   2,942
                                                                                   ---------               ---------
            Net cash provided by operation activities                                    643                   3,355
                                                                                   ---------               ---------

Cash flows from investing activities:
   Purchases of short-term investments                                                (5,016)                (12,641)
   Proceeds from sales of short-term investments                                       7,070                  17,318
   Acquisition of property and equipment                                                (415)                   (303)
   Deposits and other assets                                                            (348)                   (132)
                                                                                   ---------               ---------
        Net cash provided by investing activities                                      1,291                   4,242
                                                                                   ---------               ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
      issuance costs                                                                   1,123                   1,609
   Payment on notes receivable                                                            50                      26
   Principle payments on capital lease obligations                                      (150)                   (218)
   Unrealized losses on marketable securities                                            (13)                    (19)
                                                                                   ---------               ---------
                Net cash provided by financing activities                              1,010                   1,398
                                                                                   ---------               ---------

Net increase in cash and cash equivalents                                              2,944                   8,995
Cash equivalents at beginning of period                                               12,358                  14,552
                                                                                   ---------               ---------
Cash and cash equivalents at end of period                                         $  15,302               $  23,547
                                                                                   =========               =========


     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.      Basis of Presentation
        ---------------------

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1997 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

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

        On July 1, 1996, the Company entered into an agreement with Productivity Software Group Limited ("PSG") to form a joint venture to distribute the products and services in Australia and New Zealand. The Company owns approximately 50.1% of the voting stock of the joint venture and is consolidating this entity. The minority interest shown on the financial statements represents PSG's proportionate share in the net assets and operating activity of the Australian subsidiary. Beginning in 1999, the Company may be obligated to purchase the remaining stock owned by PSG at a pre-determined price based on 1998 revenue for the joint venture, not to exceed $5 million.

        Certain prior amounts have been reclassified to conform to the 1998 presentation.

2.      Net Loss Per Share
        ------------------

        In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Loss per share amounts for all periods have been presented and, where appropriate, restated to conform to the FAS 128 requirements.

        Options to purchase 2,059,477 and 369,132 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

        Additionally, potential common shares of 517,052 and 1,543,146, using the treasury stock method, were not included in the computation of diluted loss per share for the three month periods ended March 31, 1998 and 1997, because the Company incurred losses in those periods and, therefore, the effect would be antidilutive.


3.      Recent Pronouncements
        ---------------------

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net loss or stockholders' equity. Total comprehensive loss for the three months ended March 31, 1998 and 1997 amounted to approximately $3,951,000 million and $6,381,000 million, respectively.

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company has not yet reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with FAS 131.

        In 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") which is effective for the Company beginning in fiscal 1998. The Company has recognized revenue for the three months ended March 31, 1998 in accordance with this new SOP. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.


4.      Litigation
        ----------

        On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. The Company expects these complaints to be amended and consolidated in the near future. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege various violations of the federal securities laws and seek unspecified monetary damages. The Company believes both complaints are without merit and is vigorously defending itself against both complaints.

                            RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Results of Operations --Revenues", "--Cost of Revenues", "--Operating Expenses", "--Interest and Other Income (Expense)", "-- Provision for Income Taxes", "--Minority Interest, Net Loss and Net Loss Per Share", "Liquidity and Capital Resources", "Year 2000 Compliance", and "Risk Factors That May Affect Future Results" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.

RESULTS OF OPERATIONS

REVENUES


                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                         1998        CHANGE      1997
                                        ------------------------------
                                             (dollars in thousands)
        Software license                $4.635          27%     $3,645
        Percentage of total revenues        49%                     56%
        Maintenance and service         $4,791          66%     $2,878
        Percentage of total revenues        51%                     44%
        Total revenues                  $9,426          45%     $6,523

        The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Through December 31, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." In 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2, "Software Revenue Recognition," which is effective for the Company beginning in fiscal 1998. The Company has adopted SOP 97-2 as of January 1, 1998. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized over the term of the maintenance period, which is typically 12 months. Consulting and training revenues are generally recognized at the time the services are performed. Revenue under software development agreements is recognized using the percentage-of-completion method, based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return; however, reserves are maintained for potential credit losses.

        Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications, and typically has a selling price in excess of $100,000. Software license revenues increased for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, because of an increase in licensing activity. Prior growth rates of the Company's software license revenues may not be indicative of future software license revenue and may not be sustainable in the future.

        The Company intends to continue to enhance its current software products, as well as to develop new products. The Company expects that prior growth rates of the Company's software license revenues, particularly those growth rates experienced in years prior to 1997, may not be sustainable in the future. See "Risk Factors That May Affect Future Results."

        Maintenance and Service Revenues. The growth in maintenance and service revenues for the three month period ended March 31, 1998, was primarily attributable to the renewal of maintenance contracts and additional professional services engagements. The Company has invested considerable resources in enhancing its consulting staff and consulting capabilities. In addition, the Company is planning to expand the services business internationally and is also transitioning its consulting and services organizations around with respect to supporting new products. that are the culmination of the acquisition of in-process technology from Engage in September 1997. With the costs associated with international expense expansion and lower revenue-generating activity due to the re-training of personnel, the Company anticipates that prior growth rates of the Company's maintenance and service revenues and margins may not be sustainable in the future., and service revenues and margins will likely return to historical levels in the second quarter of 1998.

        For the three month period ended March 31, 1998, sales to Holiday Hospitality Corp. and WorldCom, Inc., each accounted for 10% of total revenue. For the three month period ended March 31, 1997, no one customer accounted for 10% or more of total revenue. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a materially adverse effect on the Company's business, financial condition, and results of operations.

        The Company's international revenues for the three month periods ended March 31, 1998 and 1997, were 9% and 24% of total revenues, respectively. As the Company continues to strengthen its international presence, fluctuations in international revenues may occur. The Company intends to continue to expand its international operations and to enter additional international markets.

COST OF REVENUES


                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                         1998        CHANGE      1997
                                        ------------------------------
                                             (dollars in thousands)
        Software license                $  409           7%     $  382
        Percentage of total revenues         4%                      6%
        Maintenance and service         $2,442          33%     $1,839
        Percentage of total revenues        26%                     28%
        Total cost of revenues          $2,851          28%     $2,221
        Percentage of total revenues        30%                     34%

        Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

        Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three month period ended March 31, 1998, increased over such costs for the same periods ended March 31, 1997, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations to support an expected increase in sales. The Company believes that the cost of maintenance and service revenues will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company continues to build its customer service and consulting organizations, with emphasis in the international markets. The Company expects that service margins may not be sustainable in the future due to these increased costs and lower revenue-generating activity due to retraining of personnel.

OPERATING EXPENSES


                                         THREE MONTHS ENDED MARCH 31,
                                        -------------------------------
                                         1998        CHANGE      1997
                                        -------------------------------
                                             (dollars in thousands)
        Sales and marketing            $ 6,586          (9)%    $ 7,276
        Percentage of total revenues        70%                     112%
        Research and development       $ 3,236          19%     $ 2,711
        Percentage of total revenues        34%                      42%
        General and administrative     $   903          (8)%    $   980
        Percentage of total revenues        10%                      15%
        Total operating expenses       $10,725          (2)%    $10,967
        Percentage of total revenues       114%                     168%

        Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows. The decrease in dollar amount in sales and marketing expenses was primarily due to a decrease in staffing of the Company's sales and marketing operations and a decrease in travel related expenses as well as a decrease in marketing related activities. The Company believes that sales and marketing expenses will increase in dollar amount and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing activities.

        Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in research and development expenses was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line, work on the development of the in-process technology acquired, and the expensing of technology and software that had not met technological feasibility. In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of March 31, 1998, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying condensed consolidated statements of operations. The Company believes that research and development expenses will continue to increase in dollar amount and may increase as a percentage of total revenues in the future as the Company works on the in-process technology acquired from Engage and continues to update and expand its product line.

        General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. General and administrative expenses decreased slightly for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The Company believes that its general and administrative expenses may increase in dollar amount in the future as the Company adds administrative staff and expands its infrastructure.

INTEREST AND OTHER INCOME (EXPENSE)



                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                         1998        CHANGE      1997
                                        ------------------------------
                                             (dollars in thousands)
        Interest and Other income       $  373       (20)%     $  466
             (expense), net
        Percentage of total revenues         4%                     7%


        Interest and other income (expense), net, primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income (expense), net, decreased during the three month period ended March 31, 1998, compared to the year earlier period primarily because of the decrease in short-term investments.

PROVISION FOR INCOME TAXES



                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                         1998        CHANGE      1997
                                        ------------------------------
                                             (dollars in thousands)
        Provision for income taxes      $  161        61%      $  100


        The income tax provisions for the three month periods ended March 31, 1998 and 1997, of $161,000 and $100,000, respectively, is attributable to current income taxes, and consists principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefits have been recognized for the losses incurred in the first quarters of 1998 and 1997.

        As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $12.0 million and $5.5 million, respectively, and federal and state research credit carryforwards of $650,000 and $450,000, respectively. Utilization of approximately $1.5 million of the net operating loss carryforwards is limited to approximately $100,000 per year, due to the ownership change provisions provided by the Tax Reform Act of 1986 and similar state provisions. These carryforwards will expire from 1999 to 2012.

MINORITY INTEREST, NET LOSS, AND NET LOSS PER SHARE


                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                         1998        CHANGE      1997
                                        ------------------------------
                                             (dollars in thousands)
        Minority Interest               $    --         *      $   (63)
        Percentage of total revenues          *                    (1%)
        Net loss                        $(3,938)       38%     $(6,362)
        Percentage of total revenues       (42%)                  (98%)
        Basic loss per share            $ (0.32)       44%     $ (0.57)
        Diluted loss per share          $ (0.32)       44%     $ (0.57)
        ----------------------------
        *   Not meaningful

        Net loss per share for the three month period ended March 31, 1998, decreased compared to the three months ended March 31, 1997, primarily because revenues increased by 45% while total expenses increased by only 4%. As noted in "Risk Factors' below, the Company's expense levels are relatively fixed and are based, in part, on expectations regarding future revenues. The Company believes that expenses will continue to increase in dollar amount in the future and may increase as a percentage of total revenue.


LIQUIDITY AND CAPITAL RESOURCES


                                                    MARCH 31,            DECEMBER 31,
                                                     1998       CHANGE      1997
                                                    ----------------------------------
                                                           (dollars in thousands)
Working capital                                         $23,049     (12%)    $26,132
Cash and cash equivalents and short-term investments    $27,799       3%     $26,909

        Working capital decreased at March 31, 1998, compared to that at December 31, 1997, primarily due to a decrease in accounts receivable and an increase in deferred revenue.



                                                     THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                      1998        CHANGE      1997
                                                    ------------------------------
                                                         (dollars in thousands)
Cash provided by operating activities                  $  643      (81%)    $3,355
Cash provided by investing activites                   $1,291      (70%)    $4,242
Cash provided by financing activities                  $1,010      (28%)    $1,398

        For the three months ended March 31, 1998, net cash provided by operating activities resulted primarily from decreases in accounts receivable and increases in deferred revenue, offset by the net loss adjusted for non-cash items and decreases in accrued expenses and compensation. For the three months ended March 31, 1997, net cash provided by operating activities resulted primarily from decreases in accounts receivable and increases in deferred revenue, offset by the net loss adjusted for non-cash items.

        For the three months ended March 31, 1998 and 1997, the Company's investing activities consisted of net sales of investment grade, interest-bearing securities, offset by purchases of property and equipment. Capital expenditures were $415,000 in the three months ended March 31, 1998, compared to $303,000 in the three months ended March 31, 1997. The Company expects that its capital expenditures will increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on facilities and equipment.

        The cash provided by financing activities during the three months ended March 31, 1998 and 1997, was primarily from issuance of common stock through the Company's employee stock purchase plan and stock option plans partially offset by principal payments on capital lease obligations.

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

        The Company has designed and tested the latest versions of its products to be Year 2000 compliant. There can be no assurances, however, that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by such issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business:

        Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications and typically has a selling price in excess of $100,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the first quarter of 1997, for example, the Company received significantly fewer orders than expected, which had an immediate adverse impact on operating results for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income (loss) may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results were below the expectations of financial analysts and investors for the quarter ended March 31, 1997, resulting in a significant decrease in the Company's stock price. The Company's operating results may be below analysts' and investors' expectations in some future quarters. Should this occur, the price of the Company's common stock would likely be materially adversely affected.

        The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had weaker demand for its software products and services in the quarters ending in March and September. The Company believes this pattern could continue.

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

        Sales and Marketing Repositioning. The Company has implemented changes in the sales and marketing organizations, including changes to the sales and marketing management, an increased focus on partnership relationships and indirect sales, and positioning the Company as a leading provider of an integrated high-performance data warehouse platform. Although such changes are intended to enhance overall revenues, such changes could materially and adversely affect the sales process and revenues. In January 1998, the Company promoted Anthony Layzell to Senior Vice President, Sales and Marketing and appointed Lawrence Howard as Vice President, North American Sales, reporting to Mr. Layzell. Also, in January 1998, Alexander Wilson, who had been serving as the Company's Vice President, Worldwide Sales, decided to leave the Company and there has been significant turnover in the Company's direct sales force. The Company believes there may be a transition period before the new sales management team and sales representatives become fully productive. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness; however, such changes may not produce the desired results and could have a material adverse affect on productivity, expenses and revenues, particularly over the next several quarters. As a result, the Company's operating results over the next several quarters may be less predictable than in the past.

        Potential Volatility of Stock Price. The trading price of the Company's Common Stock is highly volatile, trading as high as $60.75 and as low as $5.06, since the Company's initial public offering in January 1996, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that trading prices of the Company's common stock will be sustained.

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

        The Company is currently working to integrate the in-process technology it acquired from Engage into Red Brick Warehouse to create a completely integrated data warehouse platform. This development effort involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such an end-to-end data warehouse platform in a timely basis, or at all, that such platform will operate as expected, or that the Company will be able to successfully market and license such platform. Failure by the Company to complete the development of the platform or to successfully market and license the platform, or failure of the platform to operate as expected would have a material adverse effect on the Company's business, operating results, and financial condition.

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

        Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The Company has experienced transition at the executive management level. In September 1997, Robert C. Hausmann, who had been serving as the Company's Vice President, Finance and Administration, Chief Financial Officer, and Secretary, decided to leave the Company to pursue other interests. In December 1997 the Company appointed Margaret Brauns as Vice President, Finance, Chief Financial Officer, and Secretary. In addition, there have been several changes in the sales and marketing management, as noted above. The Company believes that there may be a transition period before the new management team becomes fully productive. If so, the Company's operating results could be materially adversely affected. The loss of the services of one or more of the Company's key employees in the future could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company plans to hire a number of additional sales and technical personnel in 1998. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its technical personnel in 1998 and the size of its sales and technical personnel in 1997, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during these periods. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

        Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of March 31, 1998, the Company had an accumulated deficit of $30.5 million. The Company had a $3.9 million loss in the first quarter of 1998 and was not profitable in 1997. There can be no assurance that the Company will return to being profitable on a quarterly basis or on an annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to successfully complete development of in-process technology acquired, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenues derived from indirect channels, which have lower gross margins than direct sales, and general economic conditions.

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

        Litigation. On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. The Company expects these complaints to be amended and consolidated in the near future. These actions name as defendants, among others, the Company and certain of its present and former officers and directors.

The complaints allege various violations of the federal securities laws and seek unspecified monetary damages. The Company believes both complaints are without merit and is vigorously defending itself against both complaints. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expense to the Company and significant diversion of time and effort by the Company's technical and management personnel. Depending on the amount and timing, an unfavorable resolution of such litigation could materially affect the Company's business, future results of operation, cash flows, or financial condition. Any such litigation could have a materially adverse effect on the Company's business, operating results or financial condition.

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

        Interoperability. The Company's results will also depend on the ability of its products to interoperate with existing and future leading, industry-standard application software products intended to be used in connection with RDBMSs. Failure to meet existing or future interoperability requirements of certain independent vendors marketing such applications in a timely manner could adversely affect the market for the Company's products. Certain leading applications may not be interoperable with Red Brick's RDBMS until certain features are added to the Company's RDBMS, which may never occur.

        Customer Concentration. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. For example, in the first quarter of 1998 sales to two customers each accounted for 10% of total revenue, and in the fourth quarter of 1997, two transactions accounted for 43% of the software license revenue. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition, and results of operations.

        Year 2000. The Company has designed and tested the latest versions of its products to be Year 2000 compliant. There can be no assurances, however, that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by such issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

        Expansion of Indirect Channels. An integral part of the Company's strategy is to further develop a channel of distributors, value added resellers
(VARs), application partners, and system integrators, and to increase the proportion of the Company's customers licensed through this indirect channel.

The Company is currently investing, and intends to continue to invest, significant resources in developing this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract or retain distributors, VARs, application partners, and system integrators that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The inability to recruit or retain important distributors, VARs, application partners, or system integrators could adversely affect the Company's results of operations. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively impacted due to the lower unit prices the Company expects to receive when selling through indirect channels.

        Management of Changing Business. The Company experienced growth in its employee base and in its revenue during 1997 that placed a strain upon its management systems and resources. The Company implemented and expanded upon a number of financial and management controls, reporting systems, and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems, and procedures on a timely basis, implementing new systems as necessary, and expanding, training, and managing its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

        International Operations. The Company's international revenues for the three month periods ended March 31, 1998 and 1997, were 9% and 24% of total revenues, respectively. The Company intends to continue to expand its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully, the Company believes it may need to establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's operations and financial results could be significantly affected by factors associated with international operations, including, without limitation, the general economic conditions in each country and uncertainties relative to regional economic circumstances, slower adoption of information technology, changes in foreign currency exchange rates, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, unexpected changes in the economic condition of foreign countries, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

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

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

          Exhibit 27.1:Financial Data Schedule  (EDGAR version only)
          Exhibit 27.2:Financial Data Schedule (Restated)  (EDGAR version only)
          Exhibit 27.3:Financial Data Schedule (Restated)  (EDGAR version only)

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the three months ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1998               RED BRICK SYSTEMS, INC.
                                (Registrant)



                                By: /s/ Margaret R. Brauns
                                   ------------------------------
                                   Margaret R. Brauns
                                   Vice President, Finance, Chief Financial
                                   Officer and Secretary
                                   (Duly authorized officer and principal
                                   financial and accounting officer)