Form 10-Q
period 1998-06-30
RED BRICK SYSTEMS INC
filed 1998-08-14
CIK 1001489

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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


As of July 31, 1998, there were 12,556,159 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                            RED BRICK SYSTEMS, INC.

                                     INDEX


PART I.        FINANCIAL INFORMATION                                                    PAGE
ITEM 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets
               As of June 30, 1998 and December 31, 1997.............................     3

               Condensed Consolidated Statements of Operations
               For the Three Months and Six Months Ended June 30, 1998 and
               1997..................................................................     4

               Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1998 and 1997.......................     5

               Notes to Condensed Consolidated Financial Statements..................     6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.................................................     8

PART II.       OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................    23

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................................    24

SIGNATURES...........................................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                              RED BRICK SYSTEMS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1998                 1997
                                                                             ------------------   ------------------
                                                                                (unaudited)
                                   ASSETS
Current assets:
     Cash and cash equivalents                                               $           8,891    $          12,358
     Short-term investments                                                             13,608               14,551
     Accounts receivable, net                                                            5,653               12,291
     Prepaid expenses and other current assets                                           1,473                  955
                                                                             -----------------    -----------------
        Total current assets                                                            29,625               40,155
Property and equipment, net                                                              3,743                2,677
Intangible assets, net                                                                     270                  361
Deposits and other assets                                                                  730                  372
                                                                             -----------------    -----------------
            Total assets                                                     $          34,368    $          43,565
                                                                             =================    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $             682    $             518
     Accrued expenses                                                                    2,640                3,719
     Accrued compensation                                                                2,791                2,031
     Deferred revenue                                                                    6,946                7,370
     Capital lease obligations due within one year                                         126                  385
                                                                             -----------------    -----------------
        Total current liabilities                                                       13,185               14,023

Capital lease obligations                                                                  142                   60
Commitments and contingencies
Stockholders' equity:
     Common stock                                                                            1                    1
     Additional paid-in capital                                                         57,567               56,055
     Accumulated deficit                                                               (36,540)             (26,530)
     Accumulated other comprehensive income                                                 33                   26
                                                                             -----------------    -----------------
                                                                                        21,061               29,552
     Notes receivable from stockholders                                                    (20)                 (70)
                                                                             -----------------    -----------------
        Total stockholders' equity                                                      21,041               29,482
                                                                             -----------------    -----------------
            Total liabilities and stockholders' equity                       $          34,368    $          43,565
                                                                             =================    =================


     See accompanying notes to Condensed Consolidated Financial Statements


                                             RED BRICK SYSTEMS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data; unaudited)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                             --------------------------------     --------------------------------
                                                   1998             1997                1998             1997
                                             --------------    --------------     --------------    --------------
Revenues:
      Software license                       $       3,332     $       7,401      $       7,967     $      11,046
      Maintenance and service                        4,351             3,010              9,142             5,888
                                             --------------    --------------     --------------    --------------
          Total revenues                             7,683            10,411             17,109            16,934
                                             --------------    --------------     --------------    --------------

Cost of revenues:
      Software license                                 338               308                747               690
      Maintenance and service                        2,640             2,115              5,082             3,954
                                             --------------    --------------     --------------    --------------
          Total cost of revenues                     2,978             2,423              5,829             4,644
                                             --------------    --------------     --------------    --------------

               Gross margin                          4,705             7,988             11,280            12,290
                                             --------------    --------------     --------------    --------------

Operating expenses:
      Sales and marketing                            6,424             6,765             13,010            14,041
      Research and development                       3,380             2,065              6,616             4,776
      General and administrative                     1,179             1,176              2,082             2,156
                                             --------------    --------------     --------------    --------------
          Total operating expenses                  10,983            10,006             21,708            20,973
                                             --------------    --------------     --------------    --------------

               Loss from operations                 (6,278)           (2,018)           (10,428)           (8,683)
Interest and other income
      (expense), net                                   335               495                708               961
                                             --------------    --------------     --------------    --------------
      Loss before provision for income
          taxes and minority interest               (5,943)           (1,523)            (9,720)           (7,722)

Provision for income taxes                             129               105                290               205
                                             --------------    --------------     --------------    --------------
      Loss before minority interest                 (6,072)           (1,628)           (10,010)           (7,927)

Minority interest                                       --                95                 --                32
                                             --------------    --------------     --------------    --------------

               Net loss                      $      (6,072)    $      (1,533)     $     (10,010)    $      (7,895)
                                             ==============    ==============     ==============    ==============

Basic loss per share                         $       (0.48)    $       (0.14)     $       (0.80)    $       (0.70)
                                             ==============    ==============     ==============    ==============

Diluted loss per share                       $       (0.48)    $       (0.14)     $       (0.80)    $       (0.70)
                                             ==============    ==============     ==============    ==============
Shares used to compute
      basic loss per share                          12,521            11,318             12,456            11,288
                                             ==============    ==============     ==============    ==============
Shares used to compute
      diluted loss per share                        12,521            11,318             12,456            11,288
                                             ==============    ==============     ==============    ==============



See accompanying notes to Condensed Consolidated Financial Statements

                                            RED BRICK SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands; unaudited)
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           -------------------------------------
                                                                                 1998                1997
                                                                           -----------------    ----------------
Cash flows from operating activities:
     Net loss                                                              $        (10,010)    $        (7,895)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
            Depreciation                                                              1,023                 746
            Amortization                                                                 91                  95
            Minority interest in subsidiary                                              --                 (34)
            Changes in assets and liabilities:
                Accounts receivable                                                   6,638               6,333
                Prepaid expenses and other current assets                              (518)                163
                Accounts payable                                                        164                 121
                Accrued expenses and compensation                                      (319)              2,148
                Deferred revenue                                                       (424)              2,299
                                                                           -----------------    ----------------
                   Net cash provided by (used in)
                       operating activities                                          (3,355)              3,976
                                                                           -----------------    ----------------

Cash flows from investing activities:
     Purchases of short-term investments                                            (10,491)            (17,949)
     Proceeds from sales of short-term investments                                   11,434              21,218
     Acquisition of property and equipment                                           (2,089)               (953)
     Deposits and other assets                                                         (358)                (73)
                                                                           -----------------    ----------------
                   Net cash provided by (used in)
                       investing activities                                          (1,504)              2,243
                                                                           -----------------    ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
        issuance costs                                                                1,512               1,611
     Payment on notes receivable                                                         50                  33
     Principal payments on capital lease obligations                                   (177)               (392)
     Change in other accumulated comprehensive income                                     7                  (6)
                                                                           -----------------    ----------------

                   Net cash provided by financing activities                          1,392               1,246
                                                                           -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                 (3,467)              7,465
Cash and cash equivalents at beginning of period                                     12,358              14,552
                                                                           -----------------    ----------------

Cash and cash equivalents at end of period                                 $          8,891     $        22,017
                                                                           =================    ================


     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation
   ---------------------

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1997 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

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

  Certain prior period amounts have been reclassified to conform to the 1998 presentation.

2. Net Loss Per Share
   ------------------

  Net income per share is computed using the weighted average number of outstanding shares of common stock and the common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In February 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for both interim and annual financial periods ended after December 15, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.


3. Recent Pronouncements
   ---------------------

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no material impact on the Company's net loss or stockholders' equity. Total comprehensive loss for the three and six month periods ended June 30, 1998, amounted to approximately $6,053,000 and $10,004,000, respectively. Total comprehensive loss for the three and six month periods ended June 30, 1997, amounted to approximately $1,521,000 and $7,901,000, respectively.

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company has not yet reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with FAS 131.

  In 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for the Company beginning in fiscal 1998. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings/losses.

4. Litigation
   ----------

  On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. The Company expects these complaints to be amended and consolidated in the near future. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege violations of the federal securities laws and
seek unspecified monetary damages.   The Company believes both complaints are
without merit and is vigorously defending itself against both complaints.

5. Royalties
   ---------

  In July 1998, the Company signed a five-year, mutual reseller and cross-licensing agreement with Engage Technologies, Inc., a Delaware corporation, ("Engage"), including its parent company CMG Information Services, Inc., ("CMGI") and CMGI's majority-owned subsidiaries. The cross-license is royalty bearing for the Engage products that are sublicensed by the Company. The Company is required to pay Engage minimum nonrefundable royalties during the years 1998 through 2000.

  In addition, the Company is obligated to make minimum license royalty payments under the terms of its developer/reseller agreement with BMC Software, Inc. ("BMC"). The license is royalty bearing for the products that are sublicensed by the Company. The Company is required to make these minimum royalty payments during the years 1998 through 1999.

                           RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Results of Operations --Revenues", "--Cost of Revenues", "-- Operating Expenses", "--Interest and Other Income (Expense)", "--Provision for Income Taxes", "--Minority Interest, Net Loss and Net Loss Per Share", "Liquidity and Capital Resources", "Year 2000 Compliance", and "Risk Factors That May Affect Future Results" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.

RESULTS OF OPERATIONS

REVENUES


                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30,                                   JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        CHANGE        1997             1998        CHANGE        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Software license                   $    3,332      (55%)     $     7,401     $      7,967     (28%)     $    11,046
Percentage of total revenues              43%                        71%              47%                       65%
Maintenance and service            $    4,351       45%      $     3,010     $      9,142      55%      $     5,888
Percentage of total revenues              57%                        29%              53%                       35%
Total revenues                     $    7,683      (26%)     $    10,411     $     17,109      1%       $    16,934

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Through December 31, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." In 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2, "Software Revenue Recognition," which is effective for the Company beginning in fiscal 1998. The Company has adopted SOP 97-2 as of January 1, 1998. Revenue from software licensing is generally recognized after execution of a licensing agreement and shipment of the product. Maintenance revenue is recognized ratably over the term of the maintenance period, which is typically 12 months. Consulting and training revenues are generally recognized at the time the services are performed. Revenue under software development agreements is recognized using the percentage-of-completion method, based on the ratio that incurred costs bear to total estimated costs. The Company's license agreements generally do not provide a right of return; however, reserves are maintained for potential credit losses.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications. Software license revenues decreased for the three and six month periods ended June 30, 1998, compared to the three and six month periods ended June 30, 1997, primarily because of the decline in the average selling price of the product. The average selling price in the prior four quarters was in excess of $150,000 and declined to approximately $80,000 in the second quarter of 1998 due to more customers buying the lower priced, smaller NT systems and the increase in international orders, which are typically sold through distributors.

  The Company intends to continue to enhance its current software products, as well as to develop new products. The Company expects that prior growth rates of the Company's software license revenues in years prior to 1997, may not be sustainable in the future. See "Risk Factors That May Affect Future Results."

  Maintenance and Service Revenues. The growth in maintenance and service revenues for the three and six month periods ended June 30, 1998, compared to the same periods in the prior year, was primarily attributable to the renewal of maintenance contracts and additional professional services engagements. The Company has invested considerable resources in enhancing its consulting staff and capabilities. In addition, the Company is continuing to expand the services business internationally and is also transitioning its consulting and services organizations with respect to supporting new products that are the culmination of the acquisition of in-process technology from Engage in September 1997 and the Company's initiative to develop analytic applications and solutions. With the costs associated with international expansion and lower revenue-generating activity due to the re-training of personnel, the Company anticipates that prior growth rates of the Company's maintenance and service revenues and margins may not be sustainable in the future.

  For the three and six month periods ended June 30, 1998, there were no sales to any one customer that accounted for 10% or more of total revenues. For the three and six month periods ended June 30, 1997, sales to Pepsi Cola Company accounted for 16% and 11% of total revenues, respectively. The Company expects that licenses of its products to a limited number of customers and resellers will continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, could have a materially adverse effect on the Company's business, financial condition, and results of operations.

  The Company's international revenues for the three and six month periods ended June 30, 1998, were 21% and 15% of total revenues, respectively. The Company's international revenues for the three and six month periods ended June 30, 1997, were 14% and 19% of total revenues, respectively. As the Company continues to strengthen its international presence, fluctuations in international revenues may occur. The Company intends to continue to evaluate its international operations and may enter additional international markets.

COST OF REVENUES


                                            Three Months Ended                          Six Months Ended
                                                 June 30,                                   June 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        Change        1997             1998        Change        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Software license                   $      338       10%      $       308     $        747      8%       $       690
Percentage of total revenues               4%                         3%               4%                        4%
Maintenance and service            $    2,640       25%      $     2,115     $      5,082      29%      $     3,954
Percentage of total revenues              34%                        20%              30%                       23%
Total cost of revenues             $    2,978       23%      $     2,423     $      5,829      26%      $     4,644
Percentage of total revenues              39%                        23%              34%                       27%

  Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing telephone support, consulting services, and training to customers. Cost of maintenance and service revenues for the three and six month periods ended June 30, 1998, increased over such costs for the same periods ended June 30, 1997, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations. The Company believes that the cost of maintenance and service revenues may increase in dollar amount and may increase as a percentage of total revenues in the future as the Company continues to build its customer service and consulting organizations. The Company, however, is implementing cost control measures in an effort to manage expense growth.

OPERATING EXPENSES


                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30,                                   JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        CHANGE        1997             1998        CHANGE        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Sales and marketing                $    6,424      (5%)      $     6,765     $     13,010     (7%)      $    14,041
Percentage of total revenues              84%                        65%              76%                       83%
Research and development           $    3,380       64%      $     2,065     $      6,616      39%      $     4,776
Percentage of total revenues              44%                        20%              39%                       28%
General and administrative         $    1,179       0%       $     1,176     $      2,082     (3%)      $     2,156
Percentage of total revenues              15%                        11%              12%                       13%
Total operating expenses           $   10,983       10%      $    10,006     $     21,708      4%       $    20,973
Percentage of total revenues             143%                        96%             127%                      124%


  Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows. Sales and marketing expenses decreased for the three and six month periods ended June 30, 1998, compared to the same periods ended June 30, 1997. The Company believes that sales and marketing expenses may increase in dollar amount and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing activities. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in research and development expenses for the three and six month periods ended June 30, 1998, from the same periods ended June 30, 1997, was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line, work on the development of the in-process technology acquired, and the expensing of technology and software that had not met technological feasibility. In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of June 30, 1998, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying condensed consolidated statements of operations. The Company believes that research and development expenses may continue to increase in dollar amount and may increase as a percentage of total revenues in the future as the Company works on the in-process technology acquired from Engage and continues to update and expand its product line. The Company, however, is implementing cost control measures in an effort to manage expense growth.

  General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. General and administrative expenses increased for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, but decreased slightly for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The Company believes that general and administrative expenses may increase in dollar amount and may increase as a percentage of total revenues. The Company, however, is implementing cost control measures in an effort to manage expense growth.

INTEREST AND OTHER INCOME (EXPENSE)

                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30,                                   JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        CHANGE        1997             1998        CHANGE        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Interest and other income
      (expense), net               $      335      (32%)     $       495     $        708     (26%)     $       961
Percentage of total revenues                4%                         5%               4%                        6%

  Interest and other income (expense), net, primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income (expense), net, decreased during the three and six month periods ended June 30, 1998, compared to the year earlier period primarily because of the decrease in short-term investments.

PROVISION FOR INCOME TAXES

                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30,                                   JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        CHANGE        1997             1998        CHANGE        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Provision for income taxes         $      129       23%      $       105     $        290      41%      $       205

  The income tax provisions for the six months ended June 30, 1998 and 1997, of $290,000 and $205,000, respectively, are attributable to current income taxes, and consist principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefits have been recognized for the losses incurred in the first six months of 1998 and 1997.

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


MINORITY INTEREST, NET LOSS, AND NET LOSS PER SHARE

                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30,                                   JUNE 30,
                                   --------------------------------------    ---------------------------------------
                                      1998        CHANGE        1997             1998        CHANGE        1997
                                   -----------   ----------  ------------    -------------  ----------  ------------
                                                                (dollars in thousands)
Minority Interest                  $      --         *       $        95     $        --        *       $       32
Percentage of total revenues            *                              1%          *                          *
Net loss                           $  (6,072)     (296%)     $   (1,533)     $   (10,010)     (27%)     $   (7,895)
Percentage of total revenues            (79%)                      (15%)            (59%)                     (47%)
Basic loss per share               $   (0.48)     (258%)     $    (0.14)     $     (0.80)     (15%)     $    (0.70)
Diluted loss per share             $   (0.48)     (258%)     $    (0.14)     $     (0.80)     (15%)     $    (0.70)
--------------------------------
*     Not meaningful


  Net loss per share for the six month period ended June 30, 1998 was primarily the result of the revenue shortfall for the six months ended June 30, 1998. Software license revenues for the six months ended June 30, 1998, decreased from the year earlier period, during which time the Company's expense levels increased. As noted in "Risk Factors" below, the Company's expense levels are relatively fixed and are based, in part, on expectations regarding future revenues. The Company is implementing cost control measures in an effort to manage expense growth. However, the Company also plans to continue hiring in the revenue-generating areas of the Company.

LIQUIDITY AND CAPITAL RESOURCES


                                                                  JUNE 30,                         DECEMBER 31,
                                                                    1998             CHANGE             1997
                                                               ----------------     ----------     ---------------
                                                                             (dollars in thousands)
Working capital                                                $        16,440        (37%)        $       26,132
Cash and cash equivalents and short-term investments           $        22,499        (16%)        $       26,909

  Working capital decreased at June 30, 1998 compared to that at December 31, 1997, primarily due to a decrease in cash, short-term investments, and accounts receivable.

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                               ---------------------------------------------------
                                                                      1998           CHANGE              1997
                                                               ----------------     ----------     ---------------
                                                                             (dollars in thousands)
Cash provided by (used in) operating activities                $       (3,355)          *          $        3,976
Cash provided by (used in) investing activities                $       (1,504)          *          $        2,243
Cash provided by financing activities                          $        1,392          12%         $        1,246
---------------------------------------------------------------
*     Not meaningful


  For the six months ended June 30, 1998, net cash used in operating activities resulted primarily from decreases in accounts receivable, deferred revenue and accrued expenses and compensation offset by the net loss adjusted for non-cash items and increases in prepaid expenses and other current assets. For the six months ended June 30, 1997, net cash provided by operating activities resulted primarily from decreases in accounts receivable and increases in deferred revenue and accrued expenses and compensation, offset by the net loss adjusted for non-cash items.

  For the six months ended June 30, 1998 and 1997, the Company's investing activities consisted of net sales of investment grade, interest-bearing securities, offset by purchases of property and equipment. Capital expenditures were $2,089,000 for the six months ended June 30, 1998, compared to $953,000 for the six months ended June 30, 1997.

  The cash provided by financing activities during the six months ended June 30, 1998 and 1997, was primarily from the issuance of common stock through the Company's employee stock purchase plan and stock option plans, partially offset by principal payments on capital lease obligations.

  The Company believes that its current cash balance and the expected cash flow provided by operations, if any, will be sufficient to meet anticipated working capital and capital expenditure requirements at least through December 31, 1998. Thereafter, the Company may find it necessary to obtain additional debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to affirm that the Company is prepared for the Year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. The Company believes that its current products, on all platforms, are Year 2000 compliant. Any Year 2000 compliance problem of either the Company or its customers could materially adversely affect the Company's business, operating results, financial condition and prospects.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business:

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied significantly in the past, and may vary significantly in the future, depending on factors such as increased competition, size and timing of significant orders, timing of new product announcements and pricing policy changes by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses, changes in personnel, mix of direct and indirect sales, general economic factors, and foreign currency exchange rates. The Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. The Company derives a substantial portion of its revenues from licenses of its Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications and had an average selling price in the second quarter of 1998 of approximately $80,000. However, in the four prior quarters, the average selling price was in excess of $150,000. As a result, the timing of the receipt and shipment of a single order can have a significant impact on the Company's revenues and results of operations for a particular period. In the second quarter of 1998, for example, the Company received many orders with a lower than expected average selling price, which had an immediate adverse impact on operating results for the period. Historically, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of certainty. Product revenues are also difficult to forecast because the market for data warehouse software products is rapidly evolving, and the Company's sales cycle, which may last many months, varies substantially from customer to customer. The Company's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below expectations, operating results will likely be adversely affected, and net income (loss) may be disproportionately affected because a proportionately smaller amount of the Company's expenses varies with its revenues. In addition, the Company expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results were below the expectations of financial analysts and investors for the quarters ended March 31, 1997, and June 30, 1998, resulting in a significant decrease in the Company's stock price. The Company's operating results may be below analysts' and investors' expectations in some future quarters. Should this occur, the price of the Company's common stock would likely be materially adversely affected.

  The Company's business has experienced, and is expected to continue to experience, significant seasonality, largely due to customer buying patterns. In recent years, the Company has generally had weaker demand for its software products and services in the quarters ending in March and September. The Company believes this pattern could continue.

  Competition. The market for the Company's products is intensely competitive and subject to rapid change. The Company primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, because there are relatively low barriers to entry in some components of the software market, the Company expects additional competition from other established and emerging companies to continue as the data warehouse software market continues to develop and expand. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, extensive knowledge of the relational database industry, and are capable of offering a single vendor solution. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Intense competition in the database market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer significant discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions could have a material adverse effect on the Company's business, operating results, and financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

  Sales and Marketing Repositioning. The Company has implemented changes in the sales and marketing organizations, including changes to the sales and marketing management, an increased focus on partnership relationships and indirect sales, and positioning the Company as a leading provider of an integrated environment of high-performance data warehouse products and services. Although such changes are intended to enhance overall revenues, such changes could materially and adversely affect the sales process and revenues. In July 1998, Anthony Layzell, who had been serving as the Company's Senior Vice President, Sales and Marketing, decided to leave the Company. Also in July 1998, Christopher G. Erickson, President, CEO, and Chairman, assumed responsibility for the international sales organization and Paul A. Rodwick was promoted to Vice President, Marketing. The Company has also made several changes within the senior sales management team, and has experienced significant turnover within the sales organization. The Company believes there may be a transition period before the new sales management team and sales representatives become fully productive. The Company may make other management and organization changes in the future. Organizational and management changes are intended to enhance productivity and competitiveness; however, such changes may not produce the desired results and could have a material adverse affect on productivity, expenses and revenues, particularly over the next several quarters. As a result, the Company's operating results over the next several quarters may be less predictable than in the past.

  Potential Volatility of Stock Price. The trading price of the Company's Common Stock is highly volatile, with closing prices as high as $60.75 and as low as $2.00, since the Company's initial public offering in January 1996, and may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors.

In addition, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Market fluctuations may adversely affect the market price of the Company's Common Stock. There can be no assurance that trading prices of the Company's common stock will be sustained.

  Dependence on New Products and Rapid Technological Change; Feasibility of In-Process Technology. The market for the Company's software is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. The introduction by others of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis, to effectively market these products and to address the increasingly sophisticated needs of its customers. The Company announced its intention to build and market analytic applications in addition to marketing partner application solutions with Red Brick Warehouse. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and product enhancements, or that the Company's new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Any potential new products or product enhancements would likely be subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company could experience delays or loss of product revenues. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results, and financial condition could be materially adversely affected.

  The Company is currently working to integrate the in-process technology it acquired from Engage Technologies with Red Brick Warehouse to create an integrated data warehouse platform of products. As part of the in-process technology, the Company has developed a product called Red Brick Formation , which is a data extraction and transformation tool integrated with Red Brick Warehouse. This development effort involves complex tasks and may take several quarters to complete. There can be no assurance that the Company will be able to complete the development of such a data warehouse platform in a timely basis, or at all, that such platform will operate as expected, or that the Company will be able to successfully market and license such platform. Failure by the Company to complete the development of the platform or to successfully market and license the platform, or failure of the platform to operate as expected could have a material adverse effect on the Company's business, operating results, and financial condition.

  Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has previously discovered software errors in certain of its new products after their introduction. Although the Company has not experienced materially adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of Red Brick Warehouse, administration tools or other integrated products after commencement of commercial shipments, resulting in loss of or delay in market acceptance which could have a material adverse effect on the Company's business, operating results, and financial condition.

  Dependence Upon Key Personnel; Need to Increase Sales and Technical Personnel. The Company's future performance depends in a significant part upon the continued service of its key technical, sales, and senior management personnel, none of whom is bound by an employment agreement. The Company has experienced transition at the executive management level. In July 1998, the Company formed an "Office of the President," which Christopher G. Erickson, President, CEO, and Chairman, and Phillip M. Fernandez, who was promoted to the newly created position of Executive Vice President and Chief Operating Officer, are sharing. Also in July 1998, Margaret R. Brauns, who had been serving as the Company's Vice President, Finance and Administration, Chief Financial Officer and Secretary, resigned from the Company. The Company appointed Kristi L. Smith as Vice President, Finance, Chief Financial Officer, and Secretary. The Company also appointed Ron Barale as Vice President, Platform Products Group, and Andrew Priest as Vice President, Solutions and Services. In addition, there have been several changes in the sales and marketing management, as noted above. The Company believes that there may be a transition period before the new management team becomes fully productive, which could materially adversely affect operating results. The loss of the services of one or more of the Company's key employees in the future could have a materially adverse effect on the Company's business, operating results, and financial condition. The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company plans to hire a number of additional sales and professional service personnel in 1998. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales, and managerial employees or that it can attract, assimilate, or retain other highly qualified technical, sales, and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between OLTP and data warehouse systems, the Company has experienced in the past, and expects to experience in the future, a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Although the Company increased the size of its technical personnel in 1998 and the size of its sales and technical personnel in 1997, the Company experienced difficulty in recruiting a sufficient number of sales and technical personnel during these periods. If the Company is unable to hire such personnel on a timely basis in the future, the Company's business, operating results, and financial condition could be materially adversely affected.

  Limited Profitability; Accumulated Deficit; Future Operating Results Uncertain. As of June 30, 1998, the Company had an accumulated deficit of $36.5 million. The Company had a $6.1 million loss in the second quarter of 1998 and a $3.9 million loss in the first quarter of 1998, with a $10.0 million loss for the six month period ended June 30, 1998, and was not profitable in 1997. There can be no assurance that the Company will become profitable on a quarterly basis or on an annual basis in the future. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to successfully complete development of in-process technology acquired, the ability of the Company to develop and market new products, the ability of the Company to control costs while executing a new product plan, and general economic conditions.

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

  Litigation. On March 25, 1998, two purported class action lawsuits were filed in the United States District Court for the Northern District of California by or on behalf of persons who purchased the Company's Common Stock between January 15, 1997 and April 15, 1997. The Company expects these complaints to be amended and consolidated in the near future. These actions name as defendants, among others, the Company and certain of its present and former officers and directors. The complaints allege violations of the federal securities laws and
seek unspecified monetary damages.   The Company believes both complaints are
without merit and is vigorously defending itself against both complaints. The pending litigation against the Company and any future litigation against the Company or its employees, regardless of the outcome, may result in substantial costs and expense to the Company and significant diversion of time and effort by the Company's technical and management personnel. Depending on the amount and timing, an unfavorable resolution of such litigation could materially affect the Company's business, future results of operation, cash flows, or financial condition.

  Dependence on Continued Growth of the Data Warehouse Market. Although demand for data warehouse software has grown in recent years, the market is still emerging. The Company's future financial performance will depend to a large extent on continued growth in the number of organizations adopting data warehouses and existing customers expanding their use of data warehouses. There can be no assurance that the market for data warehouses will continue to grow. If the data warehouse market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition could be materially adversely affected.

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

  Customer Concentration. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a high percentage of revenue for the foreseeable future. For example, in the first quarter of 1998 sales to two customers each accounted for 10% of total revenue, and in the fourth quarter of 1997 two transactions accounted for 43% of the software license revenue. There can be no assurance that any customer or reseller will continue to purchase the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

  International Operations. The Company's international revenues for the six month periods ended June 30, 1998 and 1997, were 15% and 19% of total revenues, respectively. The Company intends to continue to work to expand its existing international operations and enter additional international markets. This will require significant management attention and financial resources, and could adversely affect the Company's business, operating results, and financial condition. In order to expand international sales successfully, the Company believes it may need to establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, operating results, and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's operations and financial results could be significantly affected by factors associated with international operations, including, without limitation, the general economic conditions in each country and uncertainties relative to regional economic circumstances, slower adoption of information technology, changes in foreign currency exchange rates, political instability in emerging markets and difficulties in staffing and managing foreign operations, as well as other risks associated with international activities. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection, unexpected changes in the economic condition of foreign countries, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a materially adverse effect on the Company's future international sales and, consequently, the Company's operating results.

  Limited Protection of Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and requires licensees to enter into license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has filed one patent application and other provisional patent applications in the United States with respect to certain aspects of its software. None of these patents have been issued and there can be no assurance that a patent or patents will be issued pursuant to any of these applications or that, if issued, such patent or patents would survive a legal challenge to its validity or provide significant protection to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, including any future products based on in-process technology acquired. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could consume time, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Red Brick Warehouse to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could materially adversely affect the Company's business, operating results and financial condition.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual meeting of Stockholders on May 15, 1998.

        (b) The Company's stockholders voted on the following matters:

                (i) Election of four directors. All directors proposed by management were elected.


                                  Name of             Number of     # of Votes    Number of     # of Broker
                                  Nominee             Votes For      Against     Abstentions     Non-Votes
                        ---------------------------- ------------- ------------- -------------  -------------
                        Christopher G. Erickson        10,304,845             0       345,764              0
                        Andrew K. Ludwick              10,341,535             0       309,074              0
                        John F. Shoch                  10,311,239             0       339,370              0
                        John E. Warnock                10,343,710             0       306,899              0


                (ii) Approval of an amendment to the Corporation's Certificate of Incorporation to increase the number of shares of Common Stock that the Corporation is authorized to issue from 20,000,000 to 50,000,000 shares. 9,780,938 votes were cast in favor of the amendment, 841,519 votes were cast against, there were 28,152 abstentions, and no broker non-votes.

                (iii) Approval of an amendment to the Corporation's 1995 Stock Option Plan to provide for an automatic annual increase in the share reserve in 1999, to increase the per person limit on the number of shares issuable each year under the 1995 Plan from 100,000 to 300,000 shares, with a maximum of 500,000 in a year when an optionee commences service, and to expand the Board's authority to amend the 1995 Plan. 5,155,680 votes were cast in favor of the amendment, 1,073,694 votes were cast against, there were 37,610 abstentions, and 4,383,625 broker non-votes.

                (iv) Approval of the adoption of the Corporation's 1998 Employee Stock Purchase Plan. 5,555,859 votes were cast in favor of the amendment, 682,715 votes were cast against, there were 28,410 abstentions, and 4,383,625 broker non-votes.

                (v) Ratification of independent public auditors. The Stockholders ratified the appointment of Ernst & Young as the Company's independent public auditors for the fiscal year ended December 31, 1998. 10,487,487 votes were cast in favor of the amendment, 119,588 votes were cast against, there were 43,534 abstentions, and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (c) Exhibits:

            Exhibit 27.1:  Financial Data Schedule  (EDGAR version only)

            Exhibit 27.2:  Financial Data Schedule  (EDGAR version only)

        (d) Reports on Form 8-K

            No Reports on Form 8-K were filed during the three months ended June 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1998      RED BRICK SYSTEMS, INC.
                               (Registrant)



                          By:  /s/ Kristi L. Smith
                               -------------------------
                               Kristi L. Smith
                               Vice President, Finance, Chief Financial Officer and Secretary
                               (Duly authorized officer and principal financial
                                and accounting officer)