Form 10-Q
period 1998-09-30
RED BRICK SYSTEMS INC
filed 1998-11-16
CIK 1001489

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

                           Yes        X       No
                                  ---------       ---------

As of October 31, 1998, there were 12,577,156 shares of the Registrant's Common Stock outstanding.

================================================================================

                            RED BRICK SYSTEMS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
          As of September 30, 1998 and December 31, 1997..................   3

          Unaudited Condensed Consolidated Statements of Operations
          For the Three Months and Nine Months Ended
          September 30, 1998 and 1997.....................................   4

          Unaudited Condensed Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1998 and 1997...........   5

          Notes to Unaudited Condensed Consolidated Financial Statements..   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................   9

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................  29

SIGNATURES................................................................  30

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            RED BRICK SYSTEMS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1998            1997
                                                          -------------    ------------
                     ASSETS

Current assets:
   Cash and cash equivalents                               $     7,357      $   12,358
   Short-term investments                                        9,775          14,551
   Accounts receivable, net                                      6,443          12,291
   Prepaid expenses and other current assets                     1,238             955
                                                           -----------      ----------
      Total current assets                                      24,813          40,155
Property and equipment, net                                      3,734           2,677
Intangible assets, net                                             224             361
Deposits and other assets                                          399             372
                                                           -----------      ----------
       Total assets                                        $    29,170      $   43,565
                                                           ===========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $       353      $      518
   Accrued expenses                                              3,378           3,719
   Accrued compensation                                          2,343           2,031
   Deferred revenue                                              6,895           7,370
   Capital lease obligations due within one year                   163             385
                                                           -----------      ----------
      Total current liabilities                                 13,132          14,023

Capital lease obligations                                           21              60
Commitments and contingencies
Stockholders' equity:
   Common stock                                                      1               1
   Additional paid-in capital                                   57,562          56,055
   Accumulated deficit                                         (41,536)        (26,530)
   Accumulated other comprehensive income                            4              26
                                                           -----------      ----------
                                                                16,031          29,552
   Notes receivable from stockholders                              (14)            (70)
                                                           -----------      ----------
       Total stockholders' equity                               16,017          29,482
                                                           -----------      ----------
          Total liabilities and stockholders' equity       $    29,170      $   43,565
                                                           ===========      ==========

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                         ----------------------------------       ----------------------------------

                                                              1998                1997                 1998                1997
                                                         --------------      --------------       --------------      --------------

Revenues:
     Software license                                     $      3,893        $      8,143         $     11,860        $     19,189
     Maintenance and service                                     4,154               3,546               13,296               9,434
                                                        --------------      --------------       --------------      --------------
                     Total revenues                              8,047              11,689               25,156              28,623
                                                        --------------      --------------       --------------      --------------
Cost of revenues:
     Software license                                              710                 449                1,457               1,139
     Maintenance and service                                     2,534               2,210                7,616               6,164
                                                        --------------      --------------       --------------      --------------
                      Total cost of revenues                     3,244               2,659                9,073               7,303
                                                        --------------      --------------       --------------      --------------
                         Gross margin                            4,803               9,030               16,083              21,320
                                                        --------------      --------------       --------------      --------------
  Operating expenses:
     Sales and marketing                                         6,051               5,772               19,061              19,813
     Research and development                                    2,887               2,354                9,503               7,130
     General and administrative                                  1,022                 863                3,104               3,019
     In-process technology                                          --              10,984                   --              10,984
                                                        --------------      --------------       --------------      --------------
                      Total operating expenses                   9,960              19,973               31,668              40,946
                                                        --------------      --------------       --------------      --------------
                         Loss from operations                   (5,157)            (10,943)             (15,585)            (19,626)
Interest and other income, net                                     284                 437                  992               1,398
                                                        --------------      --------------       --------------      --------------
     Loss before provision for income taxes
      and minority interest                                     (4,873)            (10,506)             (14,593)            (18,228)
Provision for income taxes                                          123                 100                  413                305
                                                         --------------      --------------       --------------     --------------
     Loss before minority interest                               (4,996)            (10,606)             (15,006)           (18,533)

Minority interest                                                    --                  64                   --                 96
                                                         --------------      --------------       --------------     --------------
                        Net loss                           $     (4,996)       $    (10,542)        $    (15,006)       $   (18,437)
                                                         ==============      ==============       ==============     ==============
Basic loss per share                                       $      (0.40)       $      (0.90)        $      (1.20)       $     (1.61)
                                                         ==============      ==============       ==============     ==============
Diluted loss per share                                     $      (0.40)       $      (0.90)        $      (1.20)       $     (1.61)
                                                         ==============      ==============       ==============      ==============
Shares used to compute basic loss per share                      12,541              11,719               12,473              11,463
                                                         ==============      ==============       ==============      ==============
Shares used to compute diluted loss per share                    12,541              11,719               12,473              11,463
                                                         ==============      ==============       ==============      ==============



     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1998            1997
                                                          -------------    ------------

Cash flows from operating activities:
    Net loss                                                $  (15,006)    $  (18,437)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation                                             1,461           1,269
        Amortization                                               137              --
        In-process techology                                        --          10,984
        Minority interest in subsidiary                             --             (36)
        Changes in assets and liabilities:
          Accounts receivable                                    5,848           5,365
          Prepaid expenses and other current assets               (283)            418
          Accounts payable                                        (165)            716
          Accrued expenses and compensation                        (29)            717
          Deferred revenue                                        (475)            553
            Net cash provided by (used in)
              operating activities                              (8,512)          1,549
                                                         -------------    ------------
Cash flows from investing activities:
    Purchases of short-term investments                        (10,658)        (18,990)
    Proceeds from sales of short-term investments               15,434          25,978
    Acquisition of property and equipment                       (2,413)         (1,109)
    Acquisition of certain assets and technology                    --          (9,543)
    Deposits and other assets                                      (27)            (96)
                                                         -------------    ------------
           Net cash provided by (used in)
              investing activities                               2,336          (3,760)
                                                         -------------    ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                       1,507           2,662
    Proceeds from notes receivable                                  56              33
    Principal payments on capital lease obligations               (366)           (555)
    Change in other accumulated comprehensive income               (22)            (13)
           Net cash provided by financing activities             1,175           2,127
                                                         -------------    ------------

Net decrease in cash and cash equivalents                       (5,001)            (84)
Cash and cash equivalents at beginning of period                12,358          14,552
                                                         -------------    ------------

Cash and cash equivalents at end of period                   $   7,357      $   14,468
                                                          ============    ============

     See accompanying notes to Condensed Consolidated Financial Statements

                            RED BRICK SYSTEMS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's fiscal year 1997 Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates are related to the useful lives of fixed assets, allowances for doubtful accounts, other reserves, and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  Certain prior period amounts have been reclassified to conform to the 1998 presentation.

2. Net Loss Per Share
   ------------------

  In February 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for both interim and annual financial periods ended after December 15, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Due to the Company's losses for each period presented, diluted loss per share does not include stock options as they are antidilutive. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented have been, where necessary, restated to conform to the SFAS 128 requirements.

3. Recent Pronouncements
   ---------------------

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no material impact on the Company's net loss or stockholders' equity. Total comprehensive loss for the three and nine month periods ended September 30, 1998, amounted to approximately $5.0 million and $15.0 million, respectively. Total comprehensive loss for the three and nine-month periods ended September 30, 1997, amounted to approximately $10.6 million and $18.5 million, respectively.

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

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOPs as of January 1, 1998.

4. Litigation
   ----------

  On March 25, 1998, certain Red Brick stockholders acting on behalf of themselves and other persons who purchased Red Brick's common stock between January 15, 1997 and April 15, 1997, filed two purported class action lawsuits in the United States District Court for the Northern District of California. On May 28, 1998, the Court consolidated the two lawsuits into one action. On September 2, 1998, the plaintiffs filed an Amended Class Action Complaint for the consolidated action (the "Amended Complaint"). The Amended Complaint names as defendants, among others, Red Brick and certain of its present and former officers and directors. The complaint alleges violations of the federal securities laws and seeks unspecified monetary damages. Red Brick believes that the Amended Complaint is without merit and, on October 7, 1998, Red Brick filed a motion to dismiss the complaint. A hearing on the motion to dismiss is tentatively scheduled for December 15, 1998. The pending litigation against Red Brick, and any future litigation against Red Brick or its employees, may result in substantial costs and expenses to Red Brick, even if Red Brick prevails in its case or settles the litigation. Such costs may include a significant diversion of time and effort by Red Brick's technical and management personnel. Red Brick could be materially adversely affected by an unfavorable resolution of such litigation. Depending on their breadth and timing, pending litigation and any future litigation against Red Brick could have a material adverse effect on Red Brick's business, future results of operation, cash flows, or financial condition.

  From time to time, the Company may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

5. Purchase of Certain Assets and Technology
   -----------------------------------------

  On August 29, 1997, the Company executed a technology purchase agreement with CMG Information Services, Inc., a Delaware corporation ("CMGI") and its wholly owned subsidiary Engage Technologies, Inc., a Delaware corporation ("Engage"), whereby the Company acquired the source code and related documentation to the Engage software technology "Engage.Fusion" and "Engage.Discover," and such products' shared, object-oriented, metadata facility, all of which were then technology under development. In the third quarter of 1997 the Company recorded a charge of approximately $11.0 million for in-process technology based upon independent appraisal. The Company paid CMGI $9.5 million in cash and issued to CMGI 238,160 shares of unregistered common stock. As of the time of its acquisition, the acquired technology had not yet reached technological feasibility and did not have alternative future uses.

6. Royalties
   ---------

  In July 1998, the Company signed a five-year, mutual reseller and cross-licensing agreement with Engage, including its parent company CMGI and CMGI's majority-owned subsidiaries. The cross-license is royalty bearing for the Engage products that are sublicensed by the Company. The terms of the agreement require the Company to pay Engage minimum nonrefundable royalties during the years 1998 through 2000. See also Note 9.

  In addition, the Company is obligated to make minimum license royalty payments under the terms of its developer/reseller agreement with BMC Software, Inc. ("BMC"). The license is royalty bearing for the products that are sublicensed by the Company. The Company is required to make these minimum royalty payments during the years 1998 through 1999.

7.  Red Brick Australasia Pty. Ltd.
    -------------------------------

  Prior to September 16, 1998, the Company held a controlling interest in Red Brick Australasia Pty. Ltd., ("RBA") and RBA's financial results were consolidated with the Company's financial statements. On September 16, 1998, the Company terminated the joint venture agreement between the Company and Productivity Software Group Limited ("PSG") dated July 1, 1996, sold capital shares of RBA to PSG and entered into an International Distributor Agreement with RBA. The Company currently holds ordinary shares in RBA equivalent to approximately 10% of the fully diluted capitalization of RBA. Accordingly, the Company will no longer consolidate the financial results of RBA. In addition, the Company agreed with RBA that RBA, which is majority owned by PSG, would satisfy its outstanding debt obligations to the Company.

8.  Repricing
    ---------

  In August 1998, the Company offered employees, excluding executive officers, the option to exchange options to purchase 1,038,691 shares of common stock with an aggregate exercise price of $7,683,236 for new options to purchase 1,038,691 shares with an exercise price of $2.31 per share and an aggregate exercise price of $2,401,973. All options that were repriced begin vesting six months after the vesting start date under the original terms of the option grant.

9.  Subsequent Events
    -----------------

  In October 1998, the Company and Engage mutually agreed to terminate the mutual reseller agreement. In addition, the Company agreed to pay additional minimum nonrefundable royalties in connection with the cross-licensing agreement. The total amount of minimum nonrefundable royalties to be paid to Engage, including amounts from the July agreement in Note 6, is $3.1 million. As of October 30, 1998 $1.5 million has been paid.

  In October 1998, the Company entered into an Agreement and Plan of Reorganization with Informix Corporation ("Informix") providing for the merger of the Company with a subsidiary of Informix such that the Company would become a wholly owned subsidiary of Informix. Under the terms of the agreement, upon the consummation of the merger, each share of the Company's common stock will be exchanged for 0.6 share of Informix common stock. The transaction will be accounted for as a purchase. Consummation of the merger is conditional on regulatory and stockholder approval and the satisfaction of other closing conditions.

                            RED BRICK SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties including, without limitation, statements made in the sections entitled "Results of Operations --Revenues", "--Cost of Revenues", "--Operating Expenses", "--Interest and Other Income (Expense)", "--Provision for Income Taxes", "--Minority Interest, Net Loss and Net Loss Per Share", "Liquidity and Capital Resources", "Year 2000 Compliance", and "Risk Factors That May Affect Future Results" regarding the Company's revenues and associated costs and expenses. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this report.

RESULTS OF OPERATIONS

REVENUES

                                               THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)
Software license                        $  3,893        (52%)         $  8,143           $  11,860         (38%)         $  19,189
Percentage of total revenues                 48%                           70%                 47%                             67%
Maintenance and service                 $  4,154         17%          $  3,546           $  13,296          41%          $   9,434
Percentage of total revenues                 52%                           30%                 53%                             33%
Total revenues                          $  8,047        (31%)         $ 11,689           $  25,156         (12%)         $  28,623

  The Company's revenues are derived from (i) license fees for its software products and (ii) fees for services complementing its products, including software maintenance and support, training, consulting and development agreements. Fees for service revenues are charged separately from the Company's software products. Through December 31, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." In 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2, "Software Revenue Recognition," which is effective for the Company beginning in fiscal 1998. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2" which deferred for one year the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company has adopted the provisions of these SOPs as of January 1, 1998.

  Software License Revenues. The Company currently derives substantially all of its software license revenues from licenses of Red Brick Warehouse, a relational database management system that is specifically designed for enabling data warehouse applications. Software license revenues decreased for the three and nine month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997, primarily because of the decline in sales in the U.S. market due to the increased competition in this market. International sales, which have lower average selling prices, increased especially in Japan. Average selling prices in 1998 decreased from the average selling prices in 1997.

  Maintenance and Service Revenues. The growth in maintenance and service revenues for the three and nine month periods ended September 30, 1998, compared to the same periods in the prior year, was primarily attributable to the renewal of maintenance contracts and additional professional services engagements. Due to reduced license sales in the U.S., which are a primary factor in generating consulting and service revenue, the Company anticipates that prior growth rates of the Company's maintenance and service revenues and margins may not be sustainable in the future.

  For the three and nine month periods ended September 30, 1998, there were no sales to any one customer that accounted for 10% or more of total revenues. For the three-month period ended September 30, 1997, sales to HBS International, Inc., accounted for 12% of total revenues. For the nine-month period ended September 30, 1997, there were no sales to any one customer that accounted for 10% or more of total revenues. The Company expects that licenses of its products to a limited number of customers and resellers may continue to account for a significant percentage of revenue for the foreseeable future. There can be no assurance that any customer or reseller will continue to license the Company's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers, including reductions due to market or competitive conditions, could have a material adverse effect on the Company's business, financial condition, and results of operations.

  The Company's international revenues for the three and nine month periods ended September 30, 1998, were 21% and 17% of total revenues, respectively. The Company's international revenues for the three and nine month periods ended September 30, 1997, were 13% and 14% of total revenues, respectively. In the third quarter of 1998, the Company reduced its controlling interest in its Australasia subsidiary to approximately ten percent of the subsidiary's fully diluted capitalization. Accordingly, the Company will no longer consolidate the financial results of this subsidiary. RBA's revenues for the three and nine month periods ended September 30, 1998 and 1997, which were consolidated with the Company's financial statements, were not material. As the Company continues to strengthen its international presence, fluctuations in international revenues may occur. The Company intends to continue to evaluate its international operations and may enter additional international markets.

COST OF REVENUES


                                               THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)

Software license                        $   710           58%          $   449           $  1,457          28%          $  1,139
Percentage of total revenues                 9%                             4%                 6%                             4%
Maintenance and service                 $ 2,534           15%          $ 2,210           $  7,616          24%          $  6,164
Percentage of total revenues                31%                            19%                30%                            22%
Total cost of revenues                  $ 3,244           22%          $ 2,659           $  9,073          24%          $  7,303
Percentage of total revenues                40%                            23%                36%                            26%

  Cost of Software License Revenues. Cost of software license revenues consisted primarily of the cost of royalties paid to third-party vendors, product media and duplication, shipping expenses, manuals and packaging materials. Cost of software license revenues increased for the three and nine month periods ended September 30, 1998 compared to the same periods ended September 30, 1997, primarily due to increases in cost of royalties related to minimum royalty obligations.

  Cost of Maintenance and Service Revenues. Cost of maintenance and service revenues consisted primarily of personnel-related costs incurred in providing support, consulting services and training to customers. Cost of maintenance and service revenues for the three and nine month periods ended September 30, 1998, increased over such costs for the same periods ended September 30, 1997, as a result of increased personnel-related costs as the Company continued to expand its customer service and consulting organizations. The Company believes that the cost of maintenance and service revenues may increase in dollar amount and may increase as a percentage of maintenance and service revenues in the future as the Company continues to build its customer service and consulting organizations.

OPERATING EXPENSES

                                               THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)
Sales and marketing                    $  6,051           5%           $  5,772          $ 19,061           (4%)         $  19,813
Percentage of total revenues                75%                             49%               76%                              69%
Research and development               $  2,887          23%           $  2,354          $  9,503            33%         $   7,130
Percentage of total revenues                36%                             20%               38%                              25%
General and administrative             $  1,022          18%           $    863          $  3,104             3%         $   3,019
Percentage of total revenues                13%                              8%               12%                              11%
In-process technology                  $    --            *           $  10,984          $     --              *         $  10,984
Percentage of total revenues                 *                              94%                 *                              38%
Total operating expenses               $  9,960         (50%)         $  19,973          $ 31,668           (23%)        $  40,946
Percentage of total revenues               124%                            171%              126%                             143%
----------------------------
*     Not meaningful

  Sales and Marketing. Sales and marketing expenses consisted primarily of personnel-related costs, including sales commissions, as well as promotional expenses including advertising, public relations, seminars, and trade shows. Sales and marketing expenses increased slightly for the three-month period ended September 30, 1998, compared to the three-month period ended September 30,

1997, primarily due to increased facilities and support costs associated with the opening of new sales offices. Sales and marketing expenses decreased for the nine month period ended September 30, 1998, compared to the same period ended September 30, 1997, mainly due to personnel attrition which resulted in decreases in personnel-related costs. The Company believes that sales and marketing expenses may increase in dollar amount and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing activities.

  Research and Development. Research and development expenses consisted primarily of salaries and other personnel-related expenses, and depreciation of development equipment. The increase in research and development expenses for the three and nine month periods ended September 30, 1998, from the same periods ended September 30, 1997, was primarily attributable to the increased staffing of software engineers required to expand and enhance the Company's product line, work on the development of the in-process technology acquired, and the expensing of technology and software that had not met technological feasibility. In accordance with SFAS No. 86, the Company capitalizes eligible computer software costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. As of September 30, 1998, such capitalizable costs were insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying condensed consolidated statements of operations. The Company believes that research and development expenses may continue to increase in dollar amount and may increase as a percentage of total revenues in the future as the Company continues to work on the in-process technology acquired from Engage and to update and expand its product line.

  General and Administrative. General and administrative expenses consisted primarily of personnel costs for finance and general management, as well as insurance and professional expenses. General and administrative expenses increased for the three and nine-month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997. These increases were primarily due to increased legal fees primarily related to shareholder litigation. The Company believes that general and administrative expenses may increase in dollar amount and may increase as a percentage of total revenues.

  In-Process Technology. On August 29, 1997, the Company executed a technology purchase agreement with CMGI and Engage whereby the Company acquired the source code and related documentation to the Engage software technology "Engage.Fusion" and "Engage.Discover," and such products' shared, object-oriented, metadata facility, all of which were then technology under development. In the third quarter of 1997 the Company recorded a charge of approximately $11.0 million for in-process technology based upon independent appraisal. The Company paid CMGI $9.5 million in cash and issued to CMGI 238,160 shares of unregistered common stock. As of the time of its acquisition, the acquired technology had not yet reached technological feasibility and did not have alternative future uses.

  In September 1998, the Company made first customer shipments of a new product called Red Brick Formation, which is an ETML tool. Red Brick Formation is the first product that Red Brick has delivered to market derived from the technology it acquired from Engage. Subsequent to the acquisition of this technology, the Company invested approximately $5.2 million to develop Red Brick Formation. Red Brick Formation is a new product in its first commercial version, and it has not yet proved that it meets customer requirements or that it is sufficient in terms of functionality, performance, or reliability to be generally salable and to contribute in a material way to the Company's revenues. Failure of the Red Brick Formation product to operate as expected, or failure of the Company to successfully market and license the product, could have a material adverse effect on the Company's business, operating results, and financial condition. Additionally, the Company is still working on its development plan for the "Engage.Discover" portion of the acquired technology.

The Company estimates that significant additional investment will be required to complete this in-process research and development.

INTEREST AND OTHER INCOME (EXPENSE)

                                               THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)

Interest and
     other income, net                 $  284          (35%)           $  437             $  992           (29%)        $ 1,398
Percentage of total revenues               4%                              4%                 4%                             5%

  Interest and other income, net, primarily represented interest income earned on the Company's cash, cash equivalents, and short-term investments. Interest and other income, net, decreased during the three and nine month periods ended September 30, 1998, compared to the year earlier period primarily because of the decrease in cash and cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES

                                               THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)

Provision for income taxes              $  123            23%          $  100             $  413            35%          $  305

  The income tax provisions for the nine months ended September 30, 1998 and 1997, of $413,000 and $305,000, respectively, are attributable to current income taxes, and consist principally of foreign withholding taxes and other foreign income taxes and state minimum taxes. No income tax benefits have been recognized for the losses incurred in the first nine months of 1998 and 1997.

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

MINORITY INTEREST, NET LOSS AND NET LOSS PER SHARE

                                               THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                     SEPTEMBER 30,
                                    --------------------------------------------      -------------------------------------------
                                        1998           CHANGE           1997              1998           CHANGE           1997
                                    -------------    -----------    ------------      -------------    -----------    -----------
                                                                            (dollars in thousands)

Minority Interest                     $     --             *           $      64         $      --          *            $     96
Percentage of total revenues               *                                  1%             *                              *
Net loss                              $ (4,996)           53%          $ (10,542)        $ (15,006)        19%           $(18,437)
Percentage of total revenues              (62%)                             (90%)             (60%)                          (64%)
Basic loss per share                  $  (0.40)           56%          $   (0.90)        $   (1.20)        25%           $  (1.61)
Diluted loss per share                $  (0.40)           56%          $   (0.90)        $   (1.20)        25%           $  (1.61)
----------------------------
*   Not meaningful

  Net loss per share for the nine-month period ended September 30, 1998 was primarily the result of the revenue shortfall for the nine months ended September 30, 1998. Software license revenues for the nine months ended September 30, 1998, decreased from the year earlier period, during which time the Company's expense levels decreased. As noted in "Risk Factors" below, the Company's expense levels are relatively fixed and are based, in part, on expectations regarding future revenues.


LIQUIDITY AND CAPITAL RESOURCES

                                                             SEPTEMBER 30,                                    SEPTEMBER 30,
                                                                 1998                  CHANGE                     1997
                                                        ----------------------    -------------------      -------------------
                                                                               (dollars in thousands)
Working capital                                         $               11,791            (55%)            $            26,132
Cash and cash equivalents and short-term investments    $               17,132            (36%)            $            26,909

  Working capital decreased at September 30, 1998 compared to that at December 31, 1997, primarily due to a decrease in cash, short-term investments, and accounts receivable.

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                        ----------------------------------------------------------------------
                                                                 1998                  CHANGE                     1997
                                                        ----------------------    -------------------      -------------------
                                                                               (dollars in thousands)

Cash provided by (used in) operating activities          $              (8,512)             *              $            1,549
Cash provided by (used in) investing activities          $               2,336              *              $           (3,760)
Cash provided by financing activities                    $               1,175            (45%)            $            2,127
------------------------------------------------
*     Not meaningful

  For the nine months ended September 30, 1998, net cash used in operating activities resulted primarily from the net loss adjusted for non-cash items, partially offset by the decrease in accounts receivable due to decreased revenues. For the nine months ended September 30, 1997, net cash provided by operating activities resulted primarily from a decrease in accounts receivable and increases in accrued expenses and compensation, accounts payable, and deferred revenue partially offset by the net loss adjusted for non-cash items including the in-process technology.

  For the nine months ended September 30, 1998 and 1997, the Company's investing activities consisted of net sales of investment grade, interest-bearing securities, offset by purchases of property and equipment. Capital expenditures were $2.4 million for the nine months ended September 30, 1998, compared to $1.1 million for the nine months ended September 30, 1997.

  The cash provided by financing activities during the nine months ended September 30, 1998 and 1997, was primarily from the issuance of common stock through the Company's employee stock purchase plan and stock option plans, partially offset by principal payments on capital lease obligations.

  The Company has experienced a reduction in license revenues, has experienced continued losses from operations and has used substantial cash in operating activities. The Company's future success depends on its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis and to successfully market and license such products. The Company believes that its current cash and investment balances are sufficient to meet anticipated working capital and capital expenditure requirements through at least December 31, 1998. Thereafter, the Company's ability to meet its goals above will depend upon the ability of management to raise additional capital to fund operations, increase revenues by introducing new products and increasing marketing efforts, and reduce spending. The Company may not be able to raise additional capital, increase revenues or reduce spending. The Company's inability to raise additional capital, increase revenues or reduce spending would have a material adverse affect on the Company's financial condition and results of operations.

YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with existing computer systems as the Year 2000 approaches. Year 2000 issues are pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The question is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. In 1996, the Company began a complete Year 2000 compliance review for all products then shipping. The Company has extended this review to new products developed and released since that time. The Company also extended this review to the in-process technology acquired in 1997 from Engage and the SQL-Backtrack for Red Brick Warehouse product that was co-developed with a third party.

  The Company defines Year 2000 compliance for its products as follows:

  .  Internal formats: Products store and manage all dates internally in full
     ----------------
     four-digit year format;

  .  Calculations and conversions: Date calculations are performed correctly.
     ----------------------------
     All operations are performed on whole dates, and conversions between internal formats and external representations are implemented correctly. No date value can cause improper operation. Year 2000 is recognized as a leap year;

  .  Implicit century representation: All product features and interfaces have
     -------------------------------
     explicit mechanisms to indicate unambiguously how to interpret two-digit years; and

  .  User interfaces: When displayed in a user interface, dates are presented
     ---------------
     with four digits.

  The Company's internal review established that all of its products on all supported platforms are Year 2000 compliant by design. This compliance has been confirmed by appropriate testing. The Company has incorporated ongoing testing for compliance into its standard test suites used to qualify new or updated product releases before shipment. The Company regularly provides formal statements of compliance to existing and prospective customers.

  Despite design review and ongoing testing, the Company's products may contain undetected errors or defects associated with Year 2000 date handling. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, and increased service and warranty costs. Any of these conditions could materially adversely affect the Company's business, operating results or financial condition. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, the Company is uncertain whether or to what extent it may be affected by such issues.

  Year 2000 issues may also affect the computer systems used internally by the Company to manage and operate its business. The Company recently completed assessing its current systems and working with its software vendors to confirm that systems purchased by the Company are prepared for Year 2000 issues. The Company is not currently aware of any material costs or operational issues associated with Year 2000 issues affecting its internal systems. The Company does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. Specifically, the Company estimates such costs will not exceed $60,000, of which $46,000 has been spent through November 4, 1998. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. The worst-case scenario if such problems occur would be the Company's inability to ship products and record revenue. The Company does not currently have any information concerning the Year 2000 compliance status of its customers or prospective customers. If current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for data warehousing-related software and services) to address Year 2000 compliance issues, the Company's business, results of operation, or financial condition could be materially adversely affected.

  The Company has funded its Year 2000 activities from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. The Company will incur additional costs for administrative, customer support, internal IT, and product engineering activities to address ongoing internal and product-related Year 2000 issues. In addition, the Company may experience problems and costs with Year 2000 compliance that could materially adversely affect its business, results of operations and financial condition. The Company has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business:

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

  In the past, Red Brick's quarterly operating results have varied significantly. Red Brick's quarterly results may also vary significantly in the future. A number of factors are likely to cause these variations, including:

  .  Increased competition;

  .  Size and timing of significant orders;

  . Timing of new product announcements and pricing policy changes by Red Brick and its competitors;

  .  Market acceptance of new and enhanced versions of Red Brick's products;

  . Customer uncertainty about Red Brick's financial condition and business prospects;

  .  Changes in operating expenses;

  .  Changes in personnel;

  .  Changes in the mix of direct and indirect sales;

  .  Foreign currency exchange rates; and

  .  General economic factors.

  Red Brick currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. Red Brick derives a substantial portion of its revenues from licenses of Red Brick Warehouse. The average selling price for Red Brick Warehouse has declined from more than $150,000 in 1997 to as low as $80,000 in recent quarters. As a result of these factors, the timing of the receipt and shipment of a single order can have a significant impact on Red Brick's revenues and results of operations for a particular period. Historically, Red Brick recognized a substantial portion of its revenues in the last month of a quarter and, frequently, in the last two weeks of a quarter. Since product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, Red Brick cannot predict with any significant degree of certainty its revenues for any future quarter. Red Brick experiences difficulty in predicting product revenues for several other reasons, including:

  .  The market for data warehouse software products is rapidly evolving;

  . Red Brick's sales cycle, which may last many months, varies substantially from customer to customer; and

  . Red Brick expects that sales derived through indirect channels, which are harder to forecast and have lower gross margins than direct sales, will increase as a percentage of total revenues.

  Due to all of the foregoing factors, Red Brick believes that period-to-period comparisons of its results of operations are not necessarily meaningful. Therefore, investors should not rely on such comparisons as indications of Red Brick's future performance.

  Red Brick's expense levels are relatively fixed and are based, in part, on expectations as to future revenues. Consequently, if revenue levels fall below Red Brick's expectations, Red Brick's net income (loss) will be adversely affected because only a small portion of Red Brick's expenses vary with its revenues. Red Brick's operating results were below the expectations of financial analysts and investors for the quarters ended March 31, 1997, and June 30, 1998. As a result, Red Brick experienced a significant decrease in the price of its common stock. Red Brick's operating results may be below analysts' and investors' expectations in some future quarters as well. Red Brick's failure to meet such expectations would likely have a material adverse effect on the price of Red Brick's common stock.

  Red Brick business historically experiences significant seasonal fluctuations largely due to customer buying patterns. In recent years, demand for Red Brick software products and services was weaker in the quarters ending in March and September. Red Brick expects this seasonal pattern to continue.

FAILURE TO CLOSE MERGER

  Red Brick, Informix Corporation, and a wholly-owned subsidiary of Informix, have entered into an Agreement and Plan of Reorganization dated October 7, 1998. This merger agreement proposes that Red Brick merge with a wholly-owned subsidiary of Informix and thereby become a wholly-owned subsidiary of Informix ("the Merger"). The Merger will not be completed unless the conditions contained in the merger agreement are met, including:

  .  Approval of the merger agreement by Red Brick's stockholders;

  . Approval of or lack of objection to the merger agreement by applicable regulatory authorities;

  . Each representation and warranty made by Informix and Red Brick must be materially accurate;

  .  Certain events specified in the merger agreement must occur;

  .  Certain events specified in the merger agreement must not occur;

  . Informix and Red Brick must satisfy their respective covenants specified in the merger agreement; and

  . Red Brick must complete audits of its financial results for the first three calendar quarters of 1998 and the nine months ended September 30, 1998 and the results of the audits must not differ materially from the financial results disclosed by Red Brick for those periods in its applicable quarterly reports on Form 10-Q.

  If the Merger does not close, such failure will have a material adverse effect on Red Brick's business, financial condition and results of operations because the announcement of the Merger and Red Brick's efforts to close the Merger will have materially reduced its cash position and is likely to:

  .  Disrupt Red Brick's sales and marketing efforts;

  .  Delay orders for Red Brick products and services;

  . Increase the concerns of current and potential customers and employees regarding Red Brick's financial condition and business prospects;

  .  Increase employee turnover;

  .  Damage employee morale and productivity; and

  .  Divert the attention of Red Brick management.

EFFECT OF DECREASED CASH AND WORKING CAPITAL

  In each quarter of 1998 and the year ended December 31, 1997, Red Brick has experienced losses from its operations. These losses caused a significant decline in Red Brick's cash balances and working capital. Due to these operating losses and decreasing cash position, market analysts raised concerns about Red Brick's stability and its ability to support its products. Red Brick's existing and prospective customers, who typically rely on market analysts for purchase advice, have raised similar concerns. As a result, Red Brick has experienced delays in orders and corresponding reductions in revenue. If the Merger is not consummated, Red Brick expects that such concerns will continue in future periods and this, in turn, will cause additional delays and lost revenue. In addition, Red Brick's decreased cash position has affected its ability to recruit and retain certain employees. If the Merger is not consummated, Red Brick expects that these conditions will continue to affect the stability of the employee base in future quarters.

  Red Brick incurred a loss for the 1997 fiscal year and has incurred quarterly losses since the first quarter of 1998. These losses have been primarily caused by reduced license revenues. As a result, Red Brick has used substantial amounts of cash to fund operations. If the Merger is not consummated, Red Brick's future success will depend on its ability to enhance its current products and to develop and introduce new products on a timely basis that are accepted by customers. Red Brick believes that its current cash and investment balances are sufficient to meet anticipated working capital and capital expenditure requirements through at least December 31, 1998. Thereafter, Red Brick will have to raise additional capital to fund operations, increase revenues from existing and/or new products and/or reduce spending. Red Brick may not be able to raise additional capital, increase revenues or reduce spending. Red Brick's inability to raise additional capital, increase revenues or reduce spending would have a material adverse effect on Red Brick's financial condition and results of operations.

COMPETITION

  The market for Red Brick's products is intensely competitive and subject to rapid change. Red Brick primarily encounters competition from large public companies, including Oracle, Informix, Sybase, IBM, and NCR/Teradata. In addition, there are relatively low barriers to entry in some components of the software market. As a result, Red Brick expects additional competition from other established and emerging companies as the data warehouse software market continues to develop and expand. With the introduction in the third quarter of 1998 of Red Brick Formation, Red Brick expects to encounter competition from a new category of vendors, including Ardent and Informatica.

Many of Red Brick's competitors have one or more of the following competitive advantages over Red Brick:

  .  Longer operating history;

  . Significantly greater financial, technical, marketing, sales, distribution and other resources;

  .  Significantly greater name recognition;

  .  Larger installed base of customers;

  . Better established relationships with current and potential customers of Red Brick;

  .  Greater knowledge of the relational database industry; and

  .  Capabilities to offer customers a single vendor solution.

  As a result of these advantages, Red Brick's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than Red Brick can to its products. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Red Brick also expects that competition will increase as a result of software industry consolidations. If competition increases, Red Brick is likely to experience product price reductions, reduced gross margins and loss of market share. Any of those effects could materially adversely affect Red Brick's business, operating results and financial condition. Due to these factors, Red Brick may be unable to compete successfully against its current and future competitors.

POTENTIAL SELLING PRICE EROSION

  In the second and third quarters of 1998, Red Brick received many orders for Red Brick Warehouse with a lower selling price than in past periods. As a result, the average selling price in these quarters was as low as $80,000. In 1997, the average selling price for Red Brick Warehouse was in excess of $150,000. This decline in average selling price had an adverse impact on Red Brick's operating results for the second and third quarters of 1998. Many factors affect Red Brick's average selling price and have contributed to its decline, including the following:

  . Orders have shifted from higher-priced Unix versions of Red Brick Warehouse to the lower-priced Windows NT version;

  . Increased distribution through indirect channels, both internationally and domestically, resulting in lower realized prices; and

  . Intense competition, including significant price discounts and the bundling of multiple software products by competitors.

  Red Brick expects these trends to continue and to experience continued decreases in the average selling prices of Red Brick Warehouse in future quarters. In addition, the Red Brick Formation product introduced in the third quarter of 1998 has a lower price than Red Brick Warehouse. Unless Red Brick can offset price reductions with a corresponding increase in sales volumes, continued declining prices are likely to have a material adverse effect on Red Brick's business, operating results, and financial condition.

SALES AND MARKETING REPOSITIONING

  Red Brick has implemented several changes in its sales and marketing management and strategies. In July 1998, Anthony Layzell, who had been serving as Red Brick's Senior Vice President, Sales and Marketing, left Red Brick. As a result, Christopher Erickson, President, CEO, and Chairman, assumed responsibility for the international sales organization and Paul Rodwick was promoted to Vice President, Marketing. Red Brick has also made several recent changes within the senior sales management team. In addition, Red Brick has experienced significant turnover within its sales organization. Red Brick believes there may be a transition period before the new sales management team and sales representatives become fully productive. Furthermore, Red Brick may make other management and organizational changes in the future. Red Brick has also implemented changes to its sales and marketing strategies, including an increased focus on partnership relationships and indirect sales and the re-positioning of Red Brick as a leading provider of integrated data warehouse products and services. Red Brick intends these management and strategic changes to enhance its productivity and competitiveness in the marketplace. However, if Red Brick's changes fail to produce the desired results, they could materially adversely affect Red Brick's productivity, expenses and revenues, particularly over the next several quarters. In addition, Red Brick's operating results over the next several quarters may be less predictable than in the past.

POTENTIAL VOLATILITY OF STOCK PRICE

  Historically, the market price of Red Brick's common stock has been highly volatile. Since Red Brick's initial public offering in January 1996, the closing prices for Red Brick common stock have been as high as $60.75 and as low as $1.88. The market price of the common stock may fluctuate significantly in response to a number of factors, including:

  .  Quarterly variations in operating results;

  . Announcements of technological innovations or new products by Red Brick or its competitors;

  .  Changes in financial estimates by securities analysts;

  .  Changes in market valuations of database or data warehousing companies; and

  .  Additions or departures of key personnel.

  In addition to the above factors, the stock market has experienced volatility, often unrelated to operating performance, that particularly affected market prices of equity securities of many high technology companies. Such market fluctuations may adversely affect the market price of Red Brick's common stock. The market price of Red Brick's common stock may experience significant fluctuations in the future.

DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; FEASIBILITY OF IN-PROCESS TECHNOLOGY

  The market for Red Brick's software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction by competitors of products embodying new technologies and the emergence of new industry standards can render Red Brick's existing products obsolete and unmarketable. Red Brick's future success depends on a number of factors, including its ability to:

  .  Enhance its current products;

  . Develop and introduce new products that keep pace with technological developments and emerging industry standards on a timely basis;

  .  Market and sell effectively its new and enhanced products; and

  .  Address the increasingly sophisticated needs of its customers.

  In September 1998, Red Brick made the first customer shipments of Red Brick Formation, a data Extraction, Transformation, Movement and Loading tool. Since Red Brick Formation is a new product in its first commercial version, it has not yet proved that it is sufficient in terms of functionality, performance or reliability to meet customer requirements or that it will be generally salable. As a result, Red Brick does not know if Red Brick Formation will contribute in a material way to Red Brick's revenues. The failure of Red Brick Formation to operate as expected could have a material adverse effect on Red Brick's business, operating results and financial condition.

  In July 1998, Red Brick announced its intention to build and market analytic application products in addition to its Red Brick Warehouse and Red Brick Formation product lines. However, Red Brick may be unable to:

  .  Develop and market successfully analytic application products;

  . Develop successfully other product enhancements or new products that respond to technological change or evolving industry standards;

  . Avoid difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements; or

  . Meet the requirements of the marketplace and achieve market acceptance for its new products and product enhancements.

  Any potential new products or product enhancements would likely have significant technical risks. If the commencement of commercial shipments of new products and enhancements is delayed, Red Brick could experience loss, or delays in receipt, of product revenues. Red Brick may fail, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements. Such failure could have a material adverse effect on its business, operating results and financial condition.

  Complex software products, such as those offered by Red Brick, may contain undetected errors or failures when first introduced or when new versions are released. Red Brick has previously discovered software errors in certain of its new products after their introduction. Although Red Brick has not experienced any material adverse effects on resulting from any such errors to date, its products may contain errors. The discovery of errors in its products could result in a loss of, or delay in, market acceptance of that product. In turn, such losses or delays could have a material adverse effect on Red Brick's business, operating results and financial condition.

DEPENDENCE UPON KEY PERSONNEL; NEED TO RETAIN SALES AND TECHNICAL PERSONNEL

  Red Brick's future performance depends significantly upon the continued service of its key technical, sales and senior management personnel. However, none of these personnel is bound by an employment agreement with Red Brick. Red Brick has also experienced transition at the executive management level. In July 1998, Red Brick formed an "Office of the President" to be occupied by two individuals:

(1) Christopher G. Erickson, President, CEO and Chairman of the
Board, and (2) Phillip M. Fernandez, who was recently promoted to the newly created position of Executive Vice President and Chief Operating Officer. Also in July 1998, Margaret R. Brauns resigned her positions as Red Brick's Vice President, Finance and Administration, Chief Financial Officer and Secretary. As a result, Red Brick appointed Kristi L. Smith as Vice President, Finance, Chief Financial Officer, and Secretary. Red Brick also appointed Ron Barale as Vice President, Platform Products Group, and Andrew Priest as Vice President, Solutions and Services. In addition, there have been several changes in the sales and marketing management, as noted above. Red Brick believes that there may be a transition period before the new management team becomes fully productive. The delays and associated costs caused by such transition could materially adversely affect operating results. The loss of the services of one or more of Red Brick's key employees in the future could have a material adverse effect on Red Brick's business, operating results and financial condition.

  Red Brick's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense and Red Brick has lost significant numbers of technical, sales and management personnel in recent periods. Also, as noted above, the pendancy of the Informix Merger may result in increased employee attrition. Red Brick may be unable to retain the remaining key technical, sales and managerial employees. Additionally, Red Brick may be unable to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. Because of the complexity of RDBMS technology and the differences between on-line transaction processing systems and data warehouse systems, Red Brick has experienced a time lag between the date technical and sales personnel are hired and the date such personnel become fully productive. Red Brick expects to experience similar time lags in the future. Red Brick's failure to retain existing employees or to hire additional personnel on a timely basis in the future could have a material adverse effect on its business, operating results and financial condition.

LIMITED PROFITABILITY; ACCUMULATED DEFICIT; FUTURE OPERATING RESULTS UNCERTAIN

  As of September 30, 1998, Red Brick had an accumulated a deficit of $41.5 million. Red Brick had a $5.0 million loss in the third quarter of 1998 and a $15.0 million loss for the nine month period ended September 30, 1998. In addition, Red Brick was not profitable in 1997. Red Brick may fail to become profitable on a quarterly basis or on an annual basis in the future. Future operating results will depend on many factors, including:

  .  The demand for Red Brick's products;

  .  The level of product and price competition;

  . Red Brick's success in expanding its direct sales force and indirect distribution channels;

  . Red Brick's ability to complete the development of in-process technology acquired;

  .  Red Brick's ability to develop and market new products;

  .  Red Brick's ability to control costs while executing a new product plan;
     and

  .  General economic conditions.

PRODUCT CONCENTRATION

  Red Brick derives substantially all of its revenues from two sources: (1) sales of licenses of Red Brick Warehouse, and (2) related maintenance and service contracts. Red Brick expects the Red Brick Warehouse product to continue to account for a significant part of Red Brick's revenues for the foreseeable future, even though it introduced a new product, Red Brick Formation, in the third quarter of 1998. Competition, technological change or other factors could lead to a decline in demand for Red Brick Warehouse or result in a failure of Red Brick Warehouse to achieve broad market acceptance. Such decline or failure would have a material adverse effect on the business, operating results and financial condition of Red Brick. A decline in sales of Red Brick Warehouse would also materially adversely affect the licensing of other Red Brick products to Red Brick Warehouse customers. Red Brick's future financial performance will depend in part on the successful development, introduction, and customer acceptance of new products and enhancements to existing products. As a result of these factors, the marketing of Red Brick Warehouse and other Red Brick products may not be successful.

LITIGATION

  On March 25, 1998, certain Red Brick stockholders acting on behalf of themselves and other persons who purchased Red Brick's common stock between January 15, 1997 and April 15, 1997, filed two purported class action lawsuits in the United States District Court for the Northern District of California. On May 28, 1998, the Court consolidated the two lawsuits into one action. On September 2, 1998, the plaintiffs filed an Amended Class Action Complaint for the consolidated action (the "Amended Complaint"). The Amended Complaint names as defendants, among others, Red Brick and certain of its present and former officers and directors. The complaint alleges violations of the federal securities laws and seeks unspecified monetary damages. Red Brick believes that the Amended Complaint is without merit and, on October 7, 1998, Red Brick filed a motion to dismiss the complaint. A hearing on the motion to dismiss is tentatively scheduled for December 15, 1998. The pending litigation against Red Brick, and any future litigation against Red Brick or its employees, may result in substantial costs and expenses to Red Brick, even if Red Brick prevails in its case or settles the litigation. Such costs may include a significant diversion of time and effort by Red Brick's technical and management personnel. Red Brick could be materially adversely affected by an unfavorable resolution of such litigation. Depending on their breadth and timing, pending litigation and any future litigation against Red Brick could have a material adverse effect on Red Brick's business, future results of operation, cash flows, or financial condition.

DEPENDENCE ON CONTINUED GROWTH OF THE DATA WAREHOUSE MARKET

  Although demand for data warehouse software has grown in recent years, the market is still emerging. Red Brick's future financial performance will depend to a large extent on two conditions: (1) continued growth in the number of organizations adopting data warehouses, and (2) existing Red Brick customers expanding their use of data warehouses. The data warehouse market, however, may not continue to grow and its customers may not expand their use of data warehouses. A failure of the data warehouse market to grow, or slower growth than Red Brick currently anticipates, could have a material adverse effect on Red Brick's business, operating results, and financial condition.

OPERABILITY WITH INDEPENDENT PRODUCTS

  Red Brick's operating results depend upon the ability of its products to operate with related products of certain independent vendors, including leading, industry standard relational database management systems ("RDBMS") and application software products. If Red Brick fails to meet existing or future requirements for operating with related products in a timely manner, demand for Red Brick's products could be materially adversely affected. The ability of certain leading applications to operate with Red Brick's RDBMS depends on the addition of certain features to Red Brick's RDBMS. However, Red Brick may never be able to make such additions. The new Red Brick product, Red Brick Formation, depends on its ability to operate with commercial RDBMS products sold by Oracle and other companies. Development and support of Red Brick Formation requires that Red Brick obtain and maintain licenses to these third-party RDBMS products. Since Oracle and other RDMBS product vendors are among Red Brick's main competitors, Red Brick may not be able to obtain and maintain the software licenses necessary to continue to develop and support these products.

CUSTOMER CONCENTRATION

  Red Brick depends upon a relatively small number of customers and resellers for a significant percentage of its revenues. Red Brick expects that customer and reseller licenses of its products may account for most of its future revenue. For example, in the first quarter of 1998, sales to two customers each accounted for 10% of total revenue. In the fourth quarter of 1997, two transactions accounted for 31% of total revenue. Existing customers and resellers may not continue to purchase Red Brick's products. The loss of a major customer or reseller or any reduction in orders by such customers or resellers could have a material adverse effect on Red Brick. As a result, Red Brick's business, financial condition, and results of operations would be materially adversely affected.

YEAR 2000 COMPLIANCE

  Red Brick is aware of the issues associated with existing computer systems as the Year 2000 approaches. Despite design review and ongoing testing, Red Brick's products may contain undetected errors or defects associated with Year 2000 date handling. Known or unknown errors or defects in Red Brick's products could result in delay or loss of revenue, diversion of development resources, damage to Red Brick's reputation, and increased service and warranty costs. Any of these conditions could have a material adverse effect on Red Brick's business, operating results or financial condition. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, Red Brick is uncertain whether or to what extent it may be affected by such issues. In addition, Year 2000 issues may also affect the computer systems used
internally by Red Brick to manage and operate its business.   Red Brick is not
currently aware of any material costs or operational issues associated with Year 2000 issues affecting its internal systems. However, Red Brick may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. The worst-case scenario if such problems occur would be Red Brick's inability to ship products and record revenue. Red Brick does not currently have any information concerning the Year 2000 compliance status of its customers or prospective customers. If current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for data warehousing-related software and services) to address Year 2000 compliance issues, Red Brick's business, results of operation, or financial condition could be materially adversely affected. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Year - 2000 Compliance."

EXPANSION OF INDIRECT CHANNELS

  An integral part of Red Brick's business strategy is to further develop a channel of distributors, value added resellers (VARs), application partners and system integrators and to increase the proportion of Red Brick's customers licensed through this indirect channel. Red Brick is currently investing significant resources into developing this channel and intends to continue this process. This investment of resources could adversely affect Red Brick operating results if Red Brick's efforts do not generate significant license revenues. Red Brick may be unable to attract or retain distributors, VARs, application partners, or system integrators who are able to market Red Brick's products effectively, while providing capable, timely and cost-effective customer support and service. Red Brick's failure to recruit or retain capable distributors, VARs, application partners, or system integrators could have a material adverse effect on its results of operations. In addition, if Red Brick is successful in selling products through this channel, Red

Brick's gross margins will be reduced due to the lower unit prices Red Brick expects to receive when selling through indirect channels.

MANAGEMENT OF CHANGING BUSINESS

  Red Brick's employee base and revenue grew during 1997. In 1998 Red Brick's customer base has continued to grow. This growth has strained Red Brick's management systems and resources. Consequently, Red Brick implemented and expanded upon a number of financial and management controls, reporting systems and procedures. Red Brick must continue to improve its financial and management controls, reporting systems and procedures on a timely basis in order to compete effectively and to manage future growth. Additionally, Red Brick must implement new systems as necessary and expand, train, and manage its employee work force. Ultimately, Red Brick may not be able to manage this change in its business successfully. Red Brick's failure to do so could have a material adverse effect on Red Brick's business, operating results, and financial condition.

INTERNATIONAL OPERATIONS

  Red Brick's international revenues for the nine month periods ended September 30, 1998 and 1997, were 17% and 14% of total revenues, respectively. In order to expand international sales successfully, Red Brick believes it may need to establish additional foreign operations, hire additional personnel, and recruit additional international resellers and distributors. These tasks will require significant management attention and financial resources. This use of resources could have an adverse effect on Red Brick's business, operating results, and financial condition.

  Red Brick's operations and financial results could also be significantly affected by many factors associated with international operations, including:

  . General economic conditions in each country where Red Brick sells its products;

  .  Uncertainties relative to regional economic circumstances;

  .  Slower adoption of information technology by foreign countries;

  .  Changes in foreign currency exchange rates;

  .  Political instability in emerging markets;

  .  Difficulties in staffing and managing foreign operations; and

  .  Other risks associated with international activities.

  Additional uncertainty inherent in Red Brick's international business activities generally include risks such as:

  . Unexpected changes in regulatory requirements, tariffs and other trade barriers;

  .  Costs of localizing products for foreign countries;

  .  Lack of acceptance of localized products in foreign countries;

  .  Longer accounts receivable payment cycles;

  .  Difficulties in managing international operations;

  . Potentially adverse tax consequences including restrictions on the repatriation of earnings;

  .  Weaker intellectual property protection in foreign countries;

  .  Unexpected changes in the economic condition of foreign countries; and

  .  The burdens of complying with a wide variety of foreign laws.

  Some or all of the above risks may seriously have a material adverse effect on Red Brick's future international sales and operating results.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

  Red Brick relies on a combination of legal and operational protections for its proprietary technology. These consist primarily of the following: (1) reliance on copyright and trademark laws, and (2) the maintenance of trade secrets, confidentiality procedures and certain contractual provisions. For example, Red Brick licenses rather than sells its software and requires licensees to enter into license agreements. License agreements impose certain restrictions on the licensees' abilities to use the software. In addition, Red Brick employs various measures to avoid disclosure of its trade secrets, including a requirement that persons with access to Red Brick's proprietary information execute confidentiality agreements with Red Brick. Furthermore, Red Brick takes steps to restrict access to its source code. Although Red Brick seeks to protect its software, documentation and other written materials under trade secret and copyright laws, such laws afford only limited protection. Red Brick has filed three patent applications and other provisional patent applications in the United States Patent and Trademark Office ("PTO") with respect to certain aspects of its software. To date, the PTO has not issued any patents to Red Brick and it may never issue any patents to Red Brick. Even if the PTO issues one or more patents to Red Brick, Red Brick cannot guarantee that the patent or patents would survive a legal challenge as to their validity or that they would provide significant protection to Red Brick. Despite Red Brick's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Red Brick's products or to obtain and use information that Red Brick regards as proprietary. Red Brick does not know the extent to which piracy of its software products exists. However, Red Brick expects software piracy to be a persistent problem, especially given the difficulties of policing such piracy. In addition, the laws of some foreign countries do not protect Red Brick's proprietary rights as well as the laws of the United States. For these reasons, Red Brick's means of protecting its proprietary rights may be inadequate. Additionally, Red Brick's competitors could develop similar technology independently. Moreover, it is possible that third parties would claim infringement of their intellectual property rights by Red Brick with respect to current or future products, including any future products based on technology acquired from other companies. Red Brick expects that software product developers will increasingly be subject to infringement claims due to at least two developments: (1) the growth in the number of products and competitors in Red Brick's industry segment, and (2) the overlapping functionality of products in different industry segments. Any such claims, with or without merit, could:

  .  Be time consuming;

  .  Result in costly litigation;

  .  Cause delays in product shipments; and

  .  Require Red Brick to enter into royalty or licensing agreements.

  Such royalty or licensing agreements, if required, may not be available on terms acceptable to Red Brick, or at all. Their unavailability would have a material adverse effect on Red Brick's business, operating results and financial condition.

  Red Brick relies upon certain software that it licenses from third parties. Red Brick integrates the third party software into its own internally developed software and uses it to perform key functions in such products as Red Brick Warehouse and Red Brick Formation. These third-party software licenses may not continue to be available to Red Brick on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in delayed or reduced shipments. This situation could last until equivalent software could be developed, identified, licensed and integrated. Such a situation would be likely to seriously harm Red Brick's business, operating results and financial condition.

PRODUCT LIABILITY

  Red Brick's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. Although Red Brick has not experienced product liability claims to date, the license and support of products by Red Brick may entail the risk of such claims. A successful product liability claim brought against Red Brick could have a material adverse effect on Red Brick's business, operating results, and financial condition.

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27.1:  Financial Data Schedule  (EDGAR version only)

              Exhibit 27.2: Restated Financial Data Schedule (EDGAR version only)

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998      RED BRICK SYSTEMS, INC.
                              (Registrant)



                              By:  /s/ Kristi L. Smith
                                   -----------------------------------
                                   Kristi L. Smith
                                   Vice President, Finance, Chief Financial
                                   Officer and Secretary
                                   (Duly authorized officer and principal
                                   financial and accounting officer)